Form 10-Q
period 1993-12-31
DANIEL INDUSTRIES INC
filed 1994-02-14
CIK 26821

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549



(MARK ONE)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     DECEMBER 31, 1993

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________   TO __________________


Commission File Number   1-6098


                             DANIEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    74-1547355
- -------------------------------                  ------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                  9753 Pine Lake Drive, Houston, Texas  77055
             (Address of principal executive offices)    (Zip Code)


                                   713-467-6000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X             No
                                                       _____              _____

         On January 31, 1994, there were outstanding 12,030,265 shares of Common Stock, $1.25 par value, of the registrant.

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                           DANIEL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                   December 31,    September 30,
                                                       1993            1993
                                                   ------------    -------------
                                                          (in thousands)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents                         $   13,449       $   23,220
  Receivables, net of reserve of $104 and $96           33,572           33,105
  Costs in excess                                        3,732            6,054
  Inventories                                           43,402           39,446
  Deferred taxes on income                               3,959
  Other                                                  3,821            3,350
                                                    ----------       ----------
          Total current assets                         101,935          105,175
Property, plant and equipment at cost, net              65,361           64,477
Intangibles, net                                         4,692            4,786
Investments and other assets                             2,965            3,630
                                                    ----------       ----------
                                                    $  174,953       $  178,068
                                                    ==========       ==========


             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
  Current maturities of long-term debt              $    2,857       $    2,857
  Accounts payable                                      17,232           17,395
  Accrued expenses                                      15,662           17,714
                                                    ----------       ----------
          Total current liabilities                     35,751           37,966
Long-term debt                                          11,429           14,286
Deferred taxes on income                                 8,961            4,766
                                                    ----------       ----------
          Total liabilities                             56,141           57,018
                                                    ----------       ----------
Stockholders' equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, 150,000
    shares designated as Series A junior
    participating preferred stock, no
    shares issued or outstanding
  Common stock, $1.25 par value,
    20,000,000 shares authorized,
    12,030,265 and 12,026,450 shares issued             15,038           15,033
  Capital in excess of par value                        89,586           89,564
  Translation component                                 (4,496)          (3,614)
  Retained earnings                                     18,684           20,067
                                                    ----------       ----------
          Total stockholders' equity                   118,812          121,050
                                                    ----------       ----------
                                                    $  174,953       $  178,068
                                                    ==========       ==========

    See accompanying notes to consolidated condensed financial statements.

                            DANIEL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)



                                             For The Quarter Ended December 31,
                                             ----------------------------------
                                                  1993               1992
                                             ---------------     --------------
                                                  (in thousands except per
                                                  share amounts and shares)

Revenues                                        $   40,575         $   35,866
                                                ----------         ----------

Costs and expenses:
  Cost of goods sold                                25,928             21,408
  Selling, general and administrative expenses      15,387             14,126
  Interest expense                                     466                576
                                                ----------         ----------
                                                    41,781             36,110
                                                ----------         ----------

Loss before income tax benefit (expense)            (1,206)              (244)

Income tax benefit (expense)                           365                (94)
                                                ----------         ----------
          Net loss                              $     (841)        $     (338)
                                                ==========         ==========
Loss per common share(a)                        $     (.07)        $     (.03)
                                                ==========         ==========
Cash dividends per common share                 $     .045         $     .045
                                                ==========         ==========
Average number of shares outstanding(a)         12,028,233         11,970,461
                                                ==========         ==========


(a) Earnings per common share are computed on the basis of the average number of shares outstanding. The effect of outstanding stock options on earnings per share was insignificant.


     See accompanying notes to consolidated condensed financial statements.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)

                                  (Unaudited)

                                              For The Quarter Ended December 31,
                                              ----------------------------------
                                                   1993               1992
                                              --------------      --------------
                                                        (in thousands)
Cash flows from operating activities:
  Net loss                                         $    (841)         $    (338)
    Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
        Depreciation and amortization                  1,823              1,604
        Changes in operating assets and
          liabilities                                 (3,959)             2,941
                                                   ---------          ---------
Net cash provided by (used in)
  operating activities                                (2,977)             4,207
                                                   ---------          ---------
Cash flows from investing activities:
  Capital expenditures                                (3,373)            (1,511)
  Proceeds from sales of assets                            2                 14
                                                   ---------          ---------
Net cash used in investing activities                 (3,371)            (1,497)
                                                   ---------          ---------
Cash flows from financing activities:
  Reductions to debt                                  (2,857)            (2,857)
  Cash dividends paid                                   (542)              (539)
  Activity under stock option plan                        27                 96
                                                   ---------          ---------
Net cash used in financing activities                 (3,372)            (3,300)
                                                   ---------          ---------
Effect of exchange rate changes on cash                  (51)              (512)
                                                   ---------          ---------
Decrease in cash and cash equivalents                 (9,771)            (1,102)

Cash and cash equivalents, beginning of period        23,220             29,249
                                                   ---------          ---------
Cash and cash equivalents, end of period           $  13,449          $  28,147
                                                   =========          =========

Cash payments (refunds) for income taxes           $     136          $     (98)
Cash payments for interest                               986              1,150





     See accompanying notes to consolidated condensed financial statements.

                            DANIEL INDUSTRIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - General

         The foregoing financial statements have been prepared from the books and records of the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented, are reflected in such financial statements.

         These condensed statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

Note 2 - Acquisitions and Discontinuances

         As previously reported in the Company's Annual Report of Form 10-K for the year ended September 30, 1993, the Company acquired, effective January 1, 1992, from an agency of the German government, a facility in Potsdam-Babelsberg in the former German Democratic Republic ("GDR"). The facility manufactures oval gear meters and will produce other Company products. Acquisition and related costs, aggregating approximately $4,900,000, are recorded primarily in property, plant and equipment. An administrative agency of the German government has resolved all ownership claims to the assets in favor of the Company. However, registration of legal title has been delayed. This administrative delay does not affect the Company's ownership of the assets. Upon registration of legal title in the Company's name, the purchase price, which is being held in a restricted account, will be released to the seller.

Note 3 - Inventories

         Major components of inventories include:

                                        December 31,     September 30,
                                            1993             1993
                                        ------------     -------------
                                               (in thousands)

Raw materials                             $17,535           $14,193
Work-in-process                             7,706             9,663
Finished goods                             25,058            22,377
                                          -------           -------
                                           50,299            46,233
Less LIFO reserve                          (6,897)           (6,787)
                                          -------           -------
                                          $43,402           $39,446
                                          =======           =======



Note 4 - Accrued Expenses

         Accrued expenses are summarized as follows:


                                        December 31,     September 30,
                                            1993             1993
                                        ------------     -------------
                                               (in thousands)

Other accrued expenses                    $11,159           $12,711
Accrued taxes other than income             2,555             2,588
Salaries and wages                          1,948             2,415
                                          -------           -------
                                          $15,662           $17,714
                                          =======           =======



Note 5 - Income Taxes

         The Company adopted the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes" ("FAS 109") effective October 1, 1993, changing the method of determining reported income tax expense. Adoption of FAS 109 had an immaterial impact on the Company's quarter ended December 31, 1993.

         The adjustments to the October 1, 1993 balance sheet to adopt FAS 109 resulted in a reclassification from noncurrent deferred tax liability to current deferred tax asset. The reclassification is necessary to meet FAS 109 requirements that deferred taxes be classified on the balance sheet based upon the assets and/or liabilities to which they relate.

         Deferred tax liabilities (assets) were as follows:

                                                               October 1, 1993
                                                               ---------------
                                                                (in thousands)

Deferred Tax Liabilities:
   Excess book over tax basis of property & equipment              $ 8,238
   Partnership income                                                  380
   Other                                                             1,489
                                                                   -------
                                                                    10,107
                                                                   -------
Deferred Tax Assets:
   Excess tax over book basis of inventories                        (1,989)
   Inventory reserves                                                 (552)
   Intercompany transfer pricing                                      (495)
   Insurance reserves                                                 (383)
   Discontinued operations                                            (342)
   Loss on sales of subsidiaries                                      (304)
   Vacation accruals                                                  (288)
   Other                                                              (692)
                                                                   -------
                                                                    (5,045)
                                                                   -------
Deferred Tax Asset Valuation Allowance                                   0
                                                                   -------
                                                                   $ 5,062
                                                                   =======



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations

Quarter Ended December 31, 1993 vs. Quarter Ended December 31, 1992

         Consolidated revenues increased 13% to $40,575,000 for the quarter ended December 31, 1993, from $35,866,000 for the same period last year. The Flow Measurement segment posted a 30% increase in revenues to $29,816,000 for the quarter ended December 31, 1993, compared to $22,892,000 for the same period last year. Significant increases in sales of flow measurement products, which comprised 72% and 83% of this segment's revenues for the respective periods, and sales of flow measurement systems, are attributable to continued growth in the worldwide markets for natural gas. The Energy Products segment posted a 16% decline in revenues to $10,595,000 for the quarter ended December 31, 1993, compared to $12,678,000 for the same period last year. Sales of pipeline valves, which comprised 40% of this segment's revenues in both periods, decreased due to a more competitive worldwide market as a result of lower crude oil prices. Sales of fasteners and related products, which comprised 47% and 45% of this segment's revenues for the respective periods, declined due to severe pricing pressures in both the domestic and foreign markets. Sales of fabricated production equipment declined due to timing of completion of orders.

         The consolidated gross profit margin declined to 36% of revenues for the quarter ended December 31, 1993, compared to 40% of revenues for same period last year. The gross profit margin in the Flow Measurement segment declined two percentage points to 41% of revenues primarily due to a shift in product mix towards sales of flow measurement systems, which earn lower margins than sales of flow measurement products. The gross profit margin in the Energy Products segment declined to 22% of revenues this year, from 34% of revenues last year, as a result of current year pricing pressures for both pipeline valve and fastener products.

         Consolidated selling, general and administrative expenses increased 9% to $15,387,000 for the quarter ended December 31, 1993, compared to the same period last year. This increase is due to the reversal of accruals in the first quarter of fiscal 1993.

         Consolidated depreciation and amortization expense of $1,823,000 for the quarter ended December 31, 1993 increased 14% compared to the same period last year. Additional capital expenditures in fiscal 1993 by the Flow Measurement segment was principally responsible for this increase.

         Consolidated interest expense decreased 19% to $466,000 for the quarter ended December 31, 1993, as a result of the retirement of debt.

         The effective tax rate of approximately 30% for the three months ended December 31, 1993, is less than the U. S. statutory rate primarily due to the tax benefits associated with the Company's foreign sales corporation.

                        Liquidity and Capital Resources

         At December 31, 1993, the Company's working capital balance was $66,184,000 compared to $67,209,000 at September 30, 1993. Although the Company's working capital position remained relatively unchanged between the two periods, its cash balance at December 31, 1993 decreased to $13,449,000 from $23,220,000 at September 30, 1993. This decline in cash was due to routine uses (i.e. capital expenditures, reductions in debt and payment of dividends) as well as the funding of operating activities. In addition, inventories increased $3,956,000 reflecting the Company's response to improved demand for its products and systems. Current deferred taxes on income of $3,959,000 were recorded at December 31, 1993 due to a reclassification from non-current deferred taxes on income as a result of fiscal 1994 implementation of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (see Note 5 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS).

         Working capital at December 31, 1993 included $43,402,000 in inventory, which is not as liquid as other current assets.

         The Company has uncommitted short-term lines of credit aggregating approximately $40,000,000. There were no amounts outstanding under these lines at December 31, 1993.

         The Company anticipates capital expenditures in fiscal 1994 of approximately $14,000,000. Capital expenditures for the quarter ended December 31, 1993 were $3,373,000. The Company continues to seek acquisitions that would expand its existing business.

         The Company considers its financial position to be strong, with a working capital ratio of 2.9 to 1.0, and debt to total capitalization of 11%. The Company believes that its current financial position and available lines of credit will provide ample sources of funds to meet foreseeable requirements.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company. Additionally, in the ordinary course of business, the Company issues standby letters of credit and bank guarantees as security for advances, progress payments and performance on long-term contracts. The Company is contingently liable for such obligations which amounted to approximately $16,350,000 at December 31, 1993.

Item 6.  Exhibits and Reports on Form 8-K

         (b) The Company did not file any report on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DANIEL INDUSTRIES, INC.
                                         ________________________________
                                                  (Registrant)





Date   February 11, 1994              By  /s/ W. A. GRIFFIN, III
                                         ________________________________

                                              W. A. Griffin, III
                                                  President
                                          (Chief Operating Officer)




Date   February 11, 1994              By  /s/ Henry G. Schopfer, III
                                         ________________________________

                                              Henry G. Schopfer, III
                                              Vice President, Finance