Form 10-Q
period 1994-03-31
DANIEL INDUSTRIES INC
filed 1994-05-11
CIK 26821

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                               OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO

                       Commission File Number 1-6098


                           DANIEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           74-1547355
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

9753 Pine Lake Drive, Houston, Texas                              77055
 (Address of principal executive offices)                       (Zip Code)


                                   713-467-6000
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   .   No       .
                                               ------       ------

        On April 29, 1994, there were outstanding 12,030,265 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                    DANIEL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                   March 31,      September 30,
                                                     1994              1993
                                                 ------------     -------------
                                                        (in thousands)
                                    ASSETS
                                    ------
Current assets:
  Cash and cash equivalents                        $  7,185            $ 23,220
  Receivables, net of reserve of $106 and $96        29,817              33,105
  Costs in excess                                     9,364               6,054
  Inventories                                        49,733              39,446
  Deferred taxes on income                            4,022
  Other                                               3,516               3,350
                                                    --------           --------
          Total current assets                      103,637             105,175
Property, plant and equipment at cost, net           67,082              64,477
Intangibles, net                                      4,761               4,786
Investments and other assets                          1,780               3,630
                                                   --------            --------
                                                   $177,260            $178,068
                                                   ========            ========


                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------

Current liabilities:
  Current maturities of long-term debt             $  2,857            $  2,857
  Accounts payable                                   19,602              17,395
  Accrued expenses                                   15,807              17,714
                                                   --------            --------
          Total current liabilities                  38,266              37,966
Long-term debt                                       11,429              14,286
Deferred taxes on income                              8,961               4,766
                                                   --------            --------
          Total liabilities                          58,656              57,018
                                                   --------            --------

Stockholders' equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, 150,000
    shares designated as Series A junior
    participating preferred stock, no
    shares issued or outstanding
  Common stock, $1.25 par value,
    20,000,000 shares authorized,
    12,030,265 and 12,026,450 shares issued          15,038              15,033
  Capital in excess of par value                     89,586              89,564
  Translation component                              (4,284)             (3,614)
  Retained earnings                                  18,264              20,067
                                                   --------            --------
          Total stockholders' equity                118,604             121,050
                                                   --------            --------
                                                   $177,260            $178,068
                                                   ========            ========

     See accompanying notes to consolidated condensed financial statements.

                    DANIEL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

     (In thousands of dollars, except per share data and number of shares)
                                  (Unaudited)



                                  Quarter Ended March 31,           Six Months Ended March 31,
                              -----------------------------       ------------------------------

                                  1994              1993             1994              1993
                              -----------       -----------       -----------       ------------
Revenues                      $    48,632       $    43,112       $    89,207       $     78,978
                              -----------       -----------       -----------       ------------

Costs and expenses:
  Cost of goods sold               32,802            25,578            58,730            46,986
  Selling, general and
    administrative expenses        15,204            15,077            30,591            29,203
  Interest expense                    410               576               876             1,152
                              -----------       -----------       -----------      ------------

         Total expenses            48,416            41,231            90,197            77,341
                              -----------       -----------       -----------      ------------

Income (loss) before income
  tax expense (benefit)               216             1,881              (990)            1,637

Income tax expense (benefit)           96               687              (269)              781
                              -----------       -----------       -----------      ------------

         Net income (loss)    $       120       $     1,194       $      (721)     $        856
                              -----------       -----------       -----------      ------------

Earnings (loss) per
  common share(a)             $       .01       $       .10       $      (.06)     $        .07
                              -----------       -----------       -----------      ------------

Cash dividends per common
  share                       $      .045       $      .045       $       .09      $        .09
                              -----------       -----------       -----------      ------------

Average number of shares
  outstanding(a)               12,030,265        11,981,318        12,029,238        11,975,830
                              -----------       -----------       -----------       -----------


(a) Earnings (loss) per common share are computed on the basis of the average number of shares outstanding. The effect of outstanding stock options on earnings (loss) per share was insignificant.


     See accompanying notes to consolidated condensed financial statements.

                   DANIEL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Condensed)
                                 (Unaudited)

                                                   Six Months Ended March 31,
                                                  -----------------------------

                                                     1994              1993
                                                  ----------         ----------
                                                        (in thousands)
Cash flows from operating activities:
  Net income (loss)                               $  (721)              $   856
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization               3,696                 3,186
        Changes in operating assets and
          liabilities                              (9,539)               (1,657)
                                                  -------               -------

Net cash provided by (used in) operating
  activities                                       (6,564)                2,385
                                                  -------               -------

Cash flows from investing activities:
  Capital expenditures                             (6,631)               (3,777)
  Purchase of investment securities                                      (1,579)
  Proceeds from sale of investment securities       1,000
  Proceeds from sales of assets                       127                   825
                                                  -------               -------

Net cash used in investing activities              (5,504)               (4,531)
                                                  -------               -------

Cash flows from financing activities:
  Reductions of debt                               (2,857)               (2,857)
  Cash dividends paid                              (1,083)               (1,078)
  Activity under stock option plan                     27                    96
                                                  -------               -------

Net cash used in financing activities              (3,913)               (3,839)
                                                  -------               -------

Effect of exchange rate changes on cash               (54)                 (556)
                                                  -------               -------

Decrease in cash and cash equivalents             (16,035)               (6,541)

Cash and cash equivalents, beginning of period     23,220                29,249
                                                  -------               -------
Cash and cash equivalents, end of period          $ 7,185               $22,708
                                                  =======               =======


Cash payments for income taxes                    $ 1,026               $    56
Cash payments for interest                            986                 1,150

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

Note 2 - Acquisitions and Discontinuances

         As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1993, the Company acquired, effective January 1, 1992, from an agency of the German government, a facility in Potsdam-Babelsberg in the former German Democratic Republic ("GDR"). The facility manufactures oval gear meters and will produce other Company products. Acquisition and related costs, aggregating approximately $4,900,000, are recorded primarily in property, plant and equipment. Because of the volume of business in the land registration office, registration of legal title to the facility and associated assets has been delayed. This administrative delay does not affect the Company's ownership rights. Upon registration of legal title in the Company's name, the purchase price, which is being held in a restricted account, will be released to the seller.

Note 3 - Inventories

         Major components of inventories include:

                                    March 31,            September 30,
                                      1994                   1993
                                    ---------            -------------
                                           (in thousands)
Raw materials                        $19,264                $14,193
Work-in-process                       11,119                  9,663
Finished goods                        26,371                 22,377
                                     -------                -------
                                      56,754                 46,233
Less LIFO reserve                     (7,021)                (6,787)
                                     -------                -------
                                     $49,733                $39,446
                                     =======                =======

         Inventory reductions in fiscal 1993 resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior periods as compared with current costs, the effect of which increased earnings by approximately $.01 per share, for the quarter and six months ended March 31, 1993.

Note 4 - Accrued Expenses

         Accrued expenses are summarized as follows:

                                           March 31,            September 30,
                                              1994                  1993
                                           ---------            -------------
                                                    (in thousands)
Other accrued expenses                      $12,322                $12,711
Salaries and wages                            2,065                  2,415
Accrued taxes other than income               1,420                  2,588
                                            -------                -------
                                            $15,807                $17,714
                                            =======                =======


Note 5 - Income Taxes

         Effective October 1, 1993, the Company adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). Information on the adoption of FAS 109 is set forth in Note 5 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations
Six Months Ended March 31, 1994 vs. Six Months Ended March 31, 1993

        Consolidated revenues increased 13% to $89,207,000 for the six months ended March 31, 1994, from $78,978,000 for the same period last year. The Flow Measurement segment posted a 34% increase in revenues to $65,913,000 for the current period, compared to $49,202,000 for the same period last year. A significant portion of the increase in sales of flow measurement systems, which comprised 34% and 19% of this segment's revenues in the respective periods, were related to construction of liquid and gas metering systems destined primarily for the North Sea and Europe. Sales of flow measurement products increased 10% reflecting increased demand for the Company's metering products, primarily in foreign markets. The Energy Products segment experienced a 21% decline in revenues to $23,033,000 for the current period, compared to $29,248,000 for the same period last year. Sales of pipeline valves, which comprised 41% and 47% of this segment's revenues in the respective periods, decreased due to a more competitive worldwide market as a result of lower crude oil prices. Sales of fasteners, which comprised 45% and 40% of this segment's revenues in the respective periods, declined due to severe pricing pressures from both domestic and foreign-sourced competitors.

         The Company's revenues from foreign markets represented 60% of total revenues for the six months ended March 31, 1994, compared to 50% of revenues for the same period last year. The Company expects this trend to continue throughout the fiscal year.

         The consolidated gross profit margin declined to 34% of revenues for the six months ended March 31, 1994, compared to 41% of revenues for the same period last year. The gross profit margin in the Flow Measurement segment declined five percentage points to 38% of revenues primarily due to a shift in product mix towards sales of flow measurement systems, which earn lower margins than sales of flow measurement products. The gross profit margin in the Energy Products segment declined to 22% of revenues this year, from 35% of revenues last year as a result of current year pricing pressures for both pipeline valve and fastener products and a change in inventory reserves.

         Consolidated selling, general and administrative expenses increased 5% to $30,591,000 for the six months ended March 31, 1994, compared to the same period last year. However, these expenses, as a percentage of revenues, declined three percentage points to 34% of revenues for the current period.
The Flow Measurement segment's expenses declined significantly to 29% of revenues because a comparatively larger portion of those revenues was attributable to sales of flow measurement systems which have lower sales commissions than do sales of flow measurement products. The Energy Products segment's expenses increased four percentage points to 31% of revenues since certain of these expenses are fixed and do not decrease proportionately with revenues. Corporate expenses increased 48% to $4,112,000 primarily because of reversals in the prior year of reserves associated with settled litigation.

         Consolidated depreciation and amortization expense of $3,696,000 for the six months ended March 31, 1994 increased 16% compared to the same period last year due to additional capital expenditures in fiscal 1993 in both the Flow Measurement and Energy Products segments.

         Consolidated interest expense decreased 24% to $876,000 for the six months ended March 31, 1994, as a result of the retirement of debt.

         The effective tax rate of approximately 27% for the six months ended March 31, 1994, is less than the U.S. statutory rate primarily due to the tax benefits associated with the Company's foreign sales corporation.

Quarter Ended March 31, 1994 vs. Quarter Ended March 31, 1993

         Consolidated revenues increased 13% to $48,632,000 for the quarter ended March 31, 1994, from $43,112,000 for the same period last year. The Flow Measurement segment posted a 37% increase in revenues to $36,097,000 for the current period, compared to $26,310,000 for the same period last year. This change is primarily attributable to significant increases in revenues of flow measurement systems, which comprised 39% and 21% of this segment's revenues in the respective periods. The Energy Products segment posted a 25% decline in revenues to $12,438,000 for the current quarter, compared to $16,570,000 for the same period last year. Sales of pipeline valves, which comprised 43% and 52% of this segment's revenues in the respective periods, decreased due to a continuing competitive worldwide market as a result of lower crude oil prices. Sales of fasteners, which comprised 44% and 35% of this segment's revenues in the respective periods, declined due to continued pricing pressures from both domestic and foreign-sourced competitors.

         The consolidated gross profit margin declined to 33% of revenues for the quarter ended March 31, 1994, compared to 41% of revenues for the same period last year. The gross profit margin in the Flow Measurement segment declined eight percentage points to 36% of revenues primarily due to a shift in product mix towards sales of flow measurement systems, which earn lower margins than sales of flow measurement products. The gross profit margin in the Energy Products segment declined to 22% of revenues in the current quarter, compared to 35% of revenues last year as a result of current year pricing pressures for both pipeline valve and fastener products and operational inefficiencies at the fastener operation.

        Consolidated selling, general and administrative expense of $15,204,000 for the quarter ended March 31, 1994, remained relatively unchanged from $15,077,000 reported for the same period last year. These expenses, as a percentage of revenues, declined four percentage points to 31% of revenues for the current quarter.

        Consolidated depreciation and amortization expense of $1,873,000 for the quarter ended March 31, 1994 increased 18% compared to the same period last year due to additional capital expenditures in fiscal 1993 in both the Flow Measurement and Energy Products segments.

        Consolidated interest expense decreased 29% to $410,000 for the quarter ended March 31, 1994, as a result of the retirement of debt.

        The effective tax rate of approximately 44% for the quarter ended March 31, 1994, is greater than the U.S. statutory rate primarily due to losses at the Company's German operation for which no tax benefits are currently recognized.

                        LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1994, the Company's working capital balance was $65,371,000 compared to $67,209,000 at September 30, 1993. Although the Company's working capital position decreased slightly between the two periods, its cash balance declined significantly from $23,220,000 at September 30, 1993 to $7,185,000 at March 30, 1994. This decrease in cash was due to routine uses (i.e. capital expenditures, reductions in debt and payment of dividends) as well as the funding of operating activities. Inventories and costs in excess of billings on contracts in progress increased an aggregate of $13,597,000, reflecting the improved demand for the Company's products and systems.
Current deferred taxes on income of $4,022,000 at March 31, 1994 are attributable to a reclassification from non-current deferred taxes on income as a result of fiscal 1994 implementation of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (see Note 5 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS).

        Working capital at March 31, 1994 included $49,733,000 in inventory, which is not as liquid as other current assets.

        At March 31, 1994, the Company had uncommitted short-term lines of credit aggregating approximately $40,000,000. Subsequent to that date, primarily due to outlays of cash prior to shipment and payment for the sale of a large measurement system, $5,000,000 was borrowed under these lines to finance working capital needs. These borrowings, the latest of which matures in early June 1994, are at an average weighted interest rate of 4.4%. While the Company expects its borrowing requirements to increase somewhat over the near term, the timing of one or a few major expenditures or receipts may affect the level of borrowings at a particular point in time. The Company considers its financial position to be strong and believes that its current financial position and available lines of credit will provide ample sources of funds to meet foreseeable requirements.

         The Company anticipates capital expenditures in fiscal 1994 of approximately $14,000,000. Capital expenditures for the six months ended March 31, 1994 were $6,631,000. The Company continues to seek acquisitions that would expand its existing business.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company. Additionally, in the ordinary course of business, the Company issues standby letters of credit and bank guarantees as security for advances, progress payments and performance on long-term contracts. The Company is contingently liable for such obligations which amounted to approximately $18,400,000 at March 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K

         (b) The Company did not file any report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DANIEL INDUSTRIES, INC.
                                               ---------------------------------
                                                         (Registrant)




Date     May 10, 1994                           By    /s/ W. A. Griffin, III
    ----------------------                          ----------------------------
                                                        W. A. Griffin, III
                                                            President
                                                    (Chief Operating Officer)




Date     May 10, 1994                            By  /s/ Henry G. Schopfer, III
    ----------------------                          ----------------------------
                                                        Henry G. Schopfer, III
                                                        Vice President, Finance