Form 10-Q
period 1994-06-30
DANIEL INDUSTRIES INC
filed 1994-08-10
CIK 26821

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________   TO _____________________


Commission File Number       1-6098


                             DANIEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                                  74-1547355
- - -------------------------------                                ------------------------
(State or other jurisdiction of                                    (I.R.S. Employer
 incorporation or organization)                                   Identification No.)

                  9753 Pine Lake Drive, Houston, Texas     77055
             (Address of principal executive offices)    (Zip Code)


                                   713-467-6000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .    No _____.

         On August 1, 1994, there were outstanding 12,030,265 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                    DANIEL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                  June 30,             September 30,
                                                                    1994                    1993
                                                                ------------           -------------
                                                                           (in thousands)
                               ASSETS
                               ------

Current assets:
   Cash and cash equivalents                                   $      3,469             $      23,220
   Receivables, net of reserve of $182 and $96                       38,892                    33,105
   Costs in excess                                                   16,044                     6,054
   Inventories                                                       50,261                    39,446
   Deferred taxes on income                                           4,288
   Other                                                              4,353                     3,350
                                                               ------------             -------------
           Total current assets                                     117,307                   105,175
Property, plant and equipment at cost, net                           68,290                    64,477
Intangibles, net                                                      4,651                     4,786
Investments and other assets                                          1,647                     3,630
                                                               ------------             -------------
                                                               $    191,895             $     178,068
                                                               ============             =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
   Notes payable                                               $     14,000
   Current maturities of long-term debt                               2,857             $       2,857
   Accounts payable                                                  17,606                    17,395
   Accrued expenses                                                  17,116                    17,714
                                                               ------------             -------------
           Total current liabilities                                 51,579                    37,966
Long-term debt                                                       11,429                    14,286
Deferred taxes on income                                              8,961                     4,766
                                                               ------------             -------------
           Total liabilities                                         71,969                    57,018
                                                               ------------             -------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
      1,000,000 shares authorized, 150,000
      shares designated as Series A junior
      participating preferred stock, no
      shares issued or outstanding
   Common stock, $1.25 par value,
      20,000,000 shares authorized,
      12,030,265 and 12,026,450 shares issued                        15,038                    15,033
   Capital in excess of par value                                    89,586                    89,564
   Translation component                                             (2,898)                   (3,614)
   Retained earnings                                                 18,200                    20,067
                                                               ------------             -------------
           Total stockholders' equity                               119,926                   121,050
                                                               ------------             -------------
                                                               $    191,895             $     178,068
                                                               ============             =============

     See accompanying notes to consolidated condensed financial statements.

                    DANIEL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

     (In thousands of dollars, except per share data and number of shares)
                                  (Unaudited)


                                              Quarter Ended June 30,           Nine Months Ended June 30,
                                              ------------------------         --------------------------
                                             1994               1993             1994              1993
                                         ------------       ------------     ------------      ------------
Revenues                                  $    56,239        $   50,009       $  145,446        $   128,987
                                          -----------        ----------       ----------        -----------

Costs and expenses:
   Cost of goods sold                          39,292            31,827           98,022             78,813
   Selling, general and
     administrative expenses                   15,570            15,141           46,161             44,344
   Interest expense                               475               384            1,351              1,536
                                          -----------        ----------       ----------        -----------

           Total expenses                      55,337            47,352          145,534            124,693
                                          -----------        ----------       ----------        -----------

Income (loss) before income
   tax expense                                    902             2,657              (88)             4,294

Income tax expense                                425               852              156              1,633
                                          -----------        ----------       ----------        -----------

           Net income (loss)              $       477        $    1,805       $     (244)       $     2,661
                                          ===========        ==========       ==========        ===========

Earnings (loss) per
   common share(a)                        $       .04        $      .15       $     (.02)       $       .22
                                          ===========        ==========       ==========        ===========

Cash dividends per common
   share                                  $      .045        $     .045       $     .135        $      .135
                                          ===========        ==========       ==========        ===========

Average number of shares
   outstanding(a)                          12,030,265        11,996,922       12,029,580         11,982,860
                                          ===========        ==========       ==========        ===========


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

                    DANIEL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)

                                  (Unaudited)


                                                                     Nine Months Ended June 30,
                                                                     ------------------------------
                                                                     1994                    1993
                                                                 ------------            ------------
                                                                           (in thousands)
Cash flows from operating activities:
   Net income (loss)                                          $       (244)             $      2,661
     Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                             5,673                     4,808
           Changes in operating assets and
             liabilities                                           (27,053)                   (4,379)
                                                              ------------              ------------

Net cash provided by (used in) operating
   activities                                                      (21,624)                    3,090
                                                              ------------              ------------

Cash flows from investing activities:
   Capital expenditures                                             (8,924)                   (7,008)
   Investment in license agreement                                                            (2,667)
   Purchase of investment securities                                                          (1,579)
   Proceeds from sale of investment securities                       1,000
   Proceeds from sales of assets                                       290                     1,087
                                                              ------------              ------------

Net cash used in investing activities                               (7,634)                  (10,167)
                                                              ------------              ------------

Cash flows from financing activities:
   Net borrowings on lines of credit                                14,000
   Payments on long-term debt                                       (2,857)                   (2,857)
   Cash dividends paid                                              (1,623)                   (1,618)
   Activity under stock option plan                                     27                       326
                                                              ------------              ------------

Net cash provided by (used in) financing
   activities                                                        9,547                    (4,149)
                                                              ------------              ------------

Effect of exchange rate changes on cash                                (40)                     (578)
                                                              ------------              ------------

Decrease in cash and cash equivalents                              (19,751)                  (11,804)

Cash and cash equivalents, beginning of period                      23,220                    29,249
                                                              ------------              ------------
Cash and cash equivalents, end of period                      $      3,469              $     17,445
                                                              ============              ============

Cash payments (refunds) for income taxes                      $      1,621              $     (1,182)
Cash payments for interest                                           1,860                     2,136



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


Note 2 - Acquisitions

         As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1993, the Company acquired, effective January 1, 1992, from an agency of the German government, a facility in Potsdam-Babelsberg in the former German Democratic Republic ("GDR"). The facility manufactures oval gear meters and will produce other Company products. Acquisition and related costs, aggregating approximately $4,900,000, are recorded primarily in property, plant and equipment. Registration of legal title in the Company's name was completed in July 1994.


Note 3 - Inventories

         Major components of inventories include:

                                                      June 30,                     September 30,
                                                        1994                           1993
                                                    ------------                   -------------
                                                                     (in thousands)
Raw materials                                      $     16,202                    $      14,193
Work-in-process                                          11,494                            9,663
Finished goods                                           29,511                           22,377
                                                   ------------                    -------------
                                                         57,207                           46,233
Less LIFO reserve                                        (6,946)                          (6,787)
                                                   ------------                    -------------
                                                   $     50,261                    $      39,446
                                                   ============                    =============

         Inventory reductions in fiscal 1993 resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior periods as compared with current costs, the effect of which increased earnings by approximately $.02 per share for the nine months ended June 30, 1993.

Note 4 - Accrued Expenses

         Accrued expenses are summarized as follows:

                                                      June 30,                     September 30,
                                                        1994                           1993
                                                    ------------                   -------------
                                                                     (in thousands)
Other accrued expenses                             $     12,883                    $      12,711
Salaries and wages                                        2,212                            2,415
Accrued taxes other than income                           2,021                            2,588
                                                   ------------                    -------------
                                                   $     17,116                    $      17,714
                                                   ============                    =============


Note 5 - Notes Payable

         At June 30, 1994, the Company had uncommitted short-term lines of credit aggregating approximately $45,000,000. Loans under these lines may be made in such amounts and at such maturities and interest rates as are offered by the banks and accepted by the Company at the time of each borrowing. At June 30, 1994, borrowings under these lines were $14,000,000. These borrowings were at a weighted average interest rate of 5.12% and were due at varying dates through August 1, 1994. Some borrowings were subsequently replaced with other borrowings under these lines.


Note 6 - Income Taxes

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations

Nine Months Ended June 30, 1994 vs. Nine Months Ended June 30, 1993

         Consolidated revenues increased 13% to $145,446,000 for the nine months ended June 30, 1994, from $128,987,000 for the same period last year. The Flow Measurement segment posted a 37% increase in revenues to $106,211,000 for the current period, from $77,780,000 for the same period last year. Sales of flow measurement systems, which accounted for 38% and 22% of this segment's revenues in the respective periods, increased significantly in the current period due to construction of liquid and gas metering systems destined principally for the North Sea and Europe. Sales of flow measurement products increased 9% reflecting increased demand for the Company's metering and electronic products, primarily in foreign markets. The Energy Products segment experienced a 23% decline in revenues to $38,932,000 for the current period, compared to $50,529,000 for the same period last year. Sales of pipeline valves, which comprised 43% and 50% of this segment's revenues in the respective periods, decreased due to a more competitive worldwide market as a result of lower crude oil prices. Sales of fasteners, which comprised 42% and 35% of this segment's revenues in the respective periods, decreased due to an unusually large order for flanges shipped during the nine-month period ended June 30, 1993.

         The consolidated gross profit margin declined to 33% of revenues for the nine months ended June 30, 1994, compared to 39% of revenues for the same period last year. The gross profit margin in the Flow Measurement segment declined six percentage points to 36% of revenues primarily due to a shift in product mix towards sales of flow measurement systems, which earn lower margins than sales of flow measurement products. The gross profit margin in the Energy Products segment declined nine percentage points to 24% of revenues primarily as a result of current year pricing pressures for both pipeline valve and fastener products, declines in operational efficiencies at the fastener operation and a change in inventory reserves.

          Consolidated selling, general and administrative expenses increased 4% to $46,161,000 for the nine months ended June 30, 1994, compared to
$44,344,000 for the same period last year.   However, these expenses, as a
percentage of revenues, declined two percentage points to 32% of revenues in the current period. The Flow Measurement segment's expenses declined significantly to 27% of revenues because a comparatively larger portion of those revenues was attributable to sales of flow measurement systems which have lower sales commissions than do sales of flow measurement products. Also contributing to the decline was a decrease in engineering expenses due primarily to completion of certain research and development projects. The Energy Products segment's expenses increased five percentage points to 28% of revenues since certain of these expenses are fixed and do not decrease proportionately with sales. Corporate expenses increased 35% to $6,325,000 primarily because of reversals in the prior year of reserves associated with settled litigation.

         Consolidated depreciation and amortization expense increased 18% to $5,673,000 for the nine months ended June 30, 1994, compared to the same period last year due to additional capital expenditures in fiscal 1993 in both the Flow Measurement and Energy Products segments.

         Consolidated interest expense decreased 12% to $1,351,000 for the nine months ended June 30, 1994, compared to the same period last year primarily as a result of payments on long-term debt.

         The effective tax rate for the nine months ended June 30, 1994, is greater than the U.S. statutory rate primarily due to the losses at the Company's German operation for which no tax benefits are currently recognized.


Quarter Ended June 30, 1994 vs. Quarter Ended June 30, 1993

         Consolidated revenues increased 12% to $56,239,000 for the quarter ended June 30, 1994, from $50,009,000 for the same period last year. The Flow Measurement segment posted a 41% increase in revenues to $40,298,000 for the current period, from $28,578,000 for the same period last year. Sales of flow measurement systems, which accounted for 44% and 27% of this segment's revenues in the respective periods, increased significantly due to construction of liquid and gas metering systems destined principally for the North Sea and Europe. Sales of flow measurement products increased 8% reflecting increased demand for the Company's electronic products, primarily in foreign markets. The Energy Products segment experienced a 25% decline in revenues to $15,899,000 in the current period, compared to $21,281,000 for the same period last year. Sales of pipeline valves, which comprised 46% and 53% of this segment's revenues in the respective periods, decreased due to a more competitive worldwide market as a result of lower crude oil prices.

         The consolidated gross profit margin declined to 30% of revenues for the quarter ended June 30, 1994, compared to 36% of revenues for the same period last year. The gross profit margin in the Flow Measurement segment declined nine percentage points to 32% of revenues primarily due to a shift in product mix towards sales of flow measurement systems, which earn lower margins than sales of flow measurement products. The gross profit margin in the Energy Products segment declined four percentage points to 26% of revenues primarily as a result of a decline in operational efficiencies at the fastener operation.

         Consolidated selling, general and administrative expenses increased 3% to $15,570,000 for the quarter ended June 30, 1994, compared to the same period last year. However, these expenses as a percentage of revenues, declined two percentage points to 28% of revenues in the current period. The Flow Measurement segment's expenses declined significantly to 24% of revenues because of the shift in product mix towards sales of flow measurement systems which have lower sales commissions than do sales of flow measurement products. The Energy Products segment's expenses increased five percentage points to 23% of revenues since certain of these expenses are fixed and do not decrease proportionately with revenues.

         Consolidated depreciation and amortization expense increased 22% to $1,977,000 for the quarter ended June 30, 1994, compared to the same period last year due to additional capital expenditures in fiscal 1993 in both the Flow Measurement and Energy Products segments.

         Consolidated interest expense increased 24% to $475,000 for the quarter ended June 30, 1994, compared to the same period last year due to the borrowings under bank lines of credit in the current period.

         The effective tax rate for the quarter ended June 30, 1994 is greater than the U.S. statutory rate primarily due to the losses at the Company's German operation for which no tax benefits are currently recognized.


                        Liquidity and Capital Resources

         At June 30, 1994, the Company's working capital balance was $65,728,000, compared to $67,209,000 at September 30, 1993. Although the Company's working capital position decreased slightly between the two periods, its cash balance declined significantly to $3,469,000 at June 30, 1994, from $23,220,000 at September 30, 1993. This decrease in cash was due to the funding of operational activities, capital expenditures, payments on long-term debt and payments of dividends. Inventories and costs in excess of billings on contracts in progress increased an aggregate $20,805,000, consistent with the increase in revenues in the Flow Measurement segment. The recording of a current deferred tax asset, in the amount of $4,288,000 at June 30, 1994, is attributable to a reclassification from non-current deferred tax liabilities as a result of fiscal 1994 implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 6 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS).

         Working capital at June 30, 1994, included $50,261,000 of inventory, which is not as liquid as other current assets.

         During the third quarter of fiscal 1994, the Company relied upon short-term borrowings under its bank lines of credit to supplement its working capital and other cash requirements. At June 30, 1994, the Company had uncommitted short-term lines of credit aggregating approximately $45,000,000. As of June 30, 1994 and August 3, 1994, borrowings under these lines were $14,000,000 and $11,850,000, respectively, and at weighted average interest rates of 5.12% and 5.30%, respectively. While the Company expects its borrowing requirements to decrease over the near term, the timing of one or a few major expenditures or receipts may affect the level of borrowings at a particular point in time. The Company considers its financial position to be strong and believes that its current financial position and available lines of credit will provide ample sources of funds to meet foreseeable requirements.

         The Company anticipates capital expenditures in fiscal 1994 of approximately $14,000,000. Capital expenditures for the nine months ended June 30, 1994, were $8,924,000. The Company continues to seek acquisitions that would expand its existing business.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company. Additionally, in the ordinary course of business, the Company issues standby letters of credit and bank guarantees as security for advances, progress payments and performance on long-term contracts. The Company is contingently liable for such obligations which amounted to approximately $26,400,000 at June 30, 1994.


Item 6.  Exhibits and Reports on Form 8-K

         (b) The Company did not file any report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DANIEL INDUSTRIES, INC.
                                            (Registrant)




Date   August 10, 1994                  By  /s/ W. A. GRIFFIN, III

                                             W. A. Griffin, III
                                                 President
                                         (Chief Operating Officer)



Date   August 10, 1994                  By   /s/ HENRY G. SCHOPFER, III

                                            Henry G. Schopfer, III
                                            Vice President, Finance