Form 10-K
period 1994-09-30
DANIEL INDUSTRIES INC
filed 1994-12-20
CIK 26821

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    /X/                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994
                                              OR
    / /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NO. 1-6098

                            DANIEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                                 74-1547355
 (State or other jurisdiction of                                   (I.R.S. Employer
  incorporation or organization)                                Identification Number)

       9753 PINE LAKE DRIVE                                             77055
          HOUSTON, TEXAS                                              (Zip code)
 (Address of principal executive
              offices)

             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 467-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                                       WHICH REGISTERED
- ------------------------------------                    ------------------------------------
   COMMON STOCK, $1.25 PAR VALUE                              NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE PREFERRED SHARES                           NEW YORK STOCK EXCHANGE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At November 30, 1994, the aggregate market value of Common Stock, $1.25 par value, of the registrant held by non-affiliates of the registrant was $122,800,379. As of that date, there were outstanding 12,032,470 shares of Common Stock, $1.25 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on
Form 10-K the information contained under the headings "Election of Director", "Company Executive and Subsidiary Officer", "Executive Compensation", "Certain Relationships and Related Transactions" and "Principal Stockholders" in the Registrant's Proxy Statement for its Annual Meeting of Stockholders proposed to be held February 2, 1995, which Proxy Statement shall be filed within 120 days of the end of the registrant's fiscal year.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   P A R T  I


ITEM 1.  BUSINESS.

         Daniel Industries, Inc. is engaged in providing products and systems used to measure rates of flow and accumulated volumes of fluids, primarily oil and natural gas. The Company manufactures a variety of measurement devices including orifice, turbine, positive displacement, ultrasonic and oval gear meters and a wide range of electronic instruments used in conjunction with flow measurement products. The Company also designs, fabricates and assembles large, automated flow measurement systems to meet specific needs and applications, as well as other systems utilized for enhanced oil recovery. The Company's flow measurement products and systems are used mainly by producers, refiners and transporters of oil and natural gas. The Company is also engaged in the manufacture and sale of pipeline valves, fasteners and fabricated production equipment.

         Daniel Industries, Inc. was incorporated under the laws of Delaware in 1988 as the successor to a business started in 1930. Unless the context indicates otherwise, references herein to the "Company" refer to Daniel Industries, Inc., its subsidiaries and their predecessors.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company has two industry segments: Flow Measurement and Energy Products. Financial information for the Company's industry segments is presented in NOTE 13 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Such information is hereby incorporated by reference herein.

FLOW MEASUREMENT

         Since its inception in 1930, the Company has manufactured products that employ a method known as differential orifice measurement to measure fluids, primarily natural gas. These orifice measurement products cause a decline in pressure as fluid flows through the device. This decline in pressure is measured and used to determine rates of flow and accumulated volumes of fluid. In addition to its orifice measurement products, the Company manufactures flow measurement products using turbines whose frequency of rotation indicates rates of flow and accumulated volumes of fluid. The Company also manufactures positive displacement and oval gear meters for the measurement of various liquid flows. Sales of all metering equipment worldwide contributed 43%, 53% and 49% of this industry segment's revenues in fiscal 1994, 1993 and 1992, respectively.

         The Company also manufactures a wide range of electronic instruments used in conjunction with flow measurement products. Sales of electronic products worldwide contributed approximately 20%, 24% and 25% of this industry segment's revenues in fiscal 1994, 1993 and 1992, respectively. The Company's electronic flow computers instantaneously compute and display the rate of flow and accumulated volumes of fluid. The Company has developed several software programs and has an in-house programming capability to meet specific customer applications. Other electronic products manufactured by the Company include chromatographs for analysis of natural gas to determine its BTU content and ultrasonic flowmeters for nonintrusive gas flow measurement. In addition, the Company designs and manufactures electronic products for the automation of liquid petroleum loading facilities.

         The Company designs, fabricates and assembles large flow measurement systems, including specialized electronic and control systems for the automation of liquid petroleum product loading systems. Sales of all systems worldwide contributed approximately 37%, 23% and 26% of this industry segment's
revenues in fiscal 1994, 1993 and 1992, respectively.   A typical system is
mounted on one or more skids for ease of installation and contains various mechanical equipment, electronic instruments, piping, supports and walkways. A system can be operated manually or it can be completely automated through the use of computers and other instrumentation supplied and programmed by the Company. In the process of supplying a flow measurement system, the Company first defines the total measurement requirements, and subsequently designs the system. The Company then fabricates or supplies the various mechanical and electronic components of the system. The system is assembled and tested at the Company's Houston, Texas or Falkirk, Scotland plant. The Company also has the capability to supervise on-site installation and start-up operations of the system and to provide servicing for the system after installation.

         The Company has sales offices in eight United States cities, Calgary, Canada; Cramerview, South Africa; Dammam, Saudi Arabia; Datchet, England; Edmonton, Canada; Falkirk, Scotland; Leiden, Holland; Moscow, Russia; Potsdam-Babelsberg, Germany and Singapore through which it sells its flow measurement products and systems. In addition, sales are made domestically and in certain foreign countries through a system of sales representatives and distributors working on a commission basis. Although the Company's flow measurement products and systems have been used in water handling and the chemical and power generation industries, sales are principally to integrated oil companies, gas pipeline companies and other concerns engaged in the production, transmission and marketing of oil and natural gas. The geographic market for the Company's flow measurement products and systems is worldwide.

         In competing for the sale of large systems, the Company may enter into contracts which provide for the completion of the systems at specified prices and in accordance with time schedules. These contracts may involve greater risks as a result of unforeseen increases in the prices of raw materials and other costs. In its financial statements, the Company accounts for large systems using the percentage-of-completion method, which requires recognition of revenues and costs over the life of the contract, rather than solely at the time the contract is completed.

         The Company has not compiled detailed market information regarding its competitive position in the flow measurement industry. However, the Company believes that, in terms of revenues, it is the largest United States producer of orifice measurement products used to measure natural gas flows in custody transfer. In addition, management considers the Company to be a major international supplier of large flow measurement systems, which are used to measure crude oil flows. Among the other devices used for flow measurement are turbine measurement products, but the Company is less influential in the market for those products. In general, the Flow Measurement segment of the Company has numerous competitors, none of which is considered to be dominant. The principal competitive factors in this industry include, singularly or in various combinations, price, design, efficiency and the ability of the products or systems to measure and display rates of flow and accumulated volumes of fluid accurately.

         At September 30, 1994 and 1993, the Company's backlog of orders believed to be firm for the Flow Measurement segment's products and systems was approximately $27,400,000 and $64,800,000, respectively. The Company expects that substantially all of the backlog at September 30, 1994, will be filled during the fiscal year ending September 30, 1995. (See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." - "Results of Operations".)

ENERGY PRODUCTS

         The Energy Products segment offers to the energy markets an array of services and products which include: pipeline valves, fasteners including stud bolts, nuts, ring joint gaskets and industrial flanges, and energy recovery products such as steam generators and fabricated production equipment.

         The Company is engaged in the manufacture of fabricated gate valves that range from 2" to 84" in diameter. The bodies of these valves are fabricated from plate steel which is cut and welded, rather than from castings. The Company's gate valve operation includes a line of cast gate valves ranging from 2" to 6" in diameter and a round body design, which incorporates a combination of fabricated and cast valve components, for large diameter and high pressure applications. The Company manufactures a line of forged-body trunnion ball valves in 2" through 48" bore sizes. Their primary application is pipeline block valves and on/off service in liquid and gas systems. The Company also manufactures two-way and four-way cast steel plug-type valves ranging from 2" to 30" and 3" to 24" in diameter, respectively. These valves are used in metering systems and other applications which require more precise cutoff or control of pipeline flows.

         The Company's pipeline valves are marketed by two domestic sales offices and offices in Calgary, Canada; Cramerview, South Africa; Dammam, Saudi Arabia; Datchet, England; Leiden, Holland; Moscow, Russia and Singapore. In addition, sales are made worldwide through representatives working on a commission basis. The Company's valves are sold primarily to contractors, refineries and transmission companies for use in controlling liquid or gas pipeline flows.

         The Company competes worldwide with numerous manufacturers of fabricated, forged and cast valves. Ability to meet strict delivery requirements, as well as price and quality of the valves sold, are considered to be the principal competitive factors in the sale of pipeline valves.

         The Company manufactures a complete line of alloy stud bolts. Stud bolts are unheaded bolts which are either entirely threaded or threaded only on the ends. Generally, the stud bolts manufactured by the Company are sold with attached nuts which are purchased from outside sources. The Company's bolt manufacturing process uses on-site heat-treating furnaces which enable the

Company to purchase untreated coils of alloy steel, rather than the more expensive heat-treated and sized bars of steel traditionally used by stud bolt manufacturers. The manufacturing process is conducted under strict quality control, and various tests are run to ensure the strength and quality of the bolts produced. The Company also manufactures ring joint gaskets for production well-head equipment, valves and piping systems. These gaskets frequently are used in conjunction with stud bolts and nuts. The Company also manufactures industrial flanges.

         The fasteners are sold through the Company's own sales force, located in Aberdeen, Scotland; Edmonton, Canada; Gardena, California; and Houston, Texas, to valve manufacturers, engineering contractors, supply houses and bolt and nut distributors. The Company's fasteners are used mainly by manufacturing industries which supply equipment to companies engaged in the production, processing and transporting of oil and natural gas.

         The Company is one of many foreign and domestic manufacturers of fasteners. The Company believes that neither the Company nor any of its competitors clearly dominates the market. However, competition from foreign manufacturers is intense. Strength and uniformity of the product, price and the ability to meet delivery requirements are the principal competitive factors in the fastener industry.

         The Company is a leading manufacturer of large steam generators and water treatment equipment for enhanced oil recovery operations and also produces equipment for pipeline and production facilities. While these markets are not completely new, the international requirements for these products have increased. To remove certain toxic materials from major gas pipelines, the Company has designed and manufactured pipeline gas blow-down packages which safely remove the unwanted materials. These trailer-mounted units separate gas, liquids and solids; reduce pressure; measure flow rate and reduce noise of blow-down gas to a permissible level. In addition, the Company makes LACT units, separators, strainers, heater-treater units and meter provers.

         At September 30, 1994 and 1993, the Company's backlog of orders believed to be firm for the Energy Products segment was approximately $6,000,000 and $7,400,000, respectively. The Company expects that substantially all of the backlog at September 30, 1994, will be filled during the fiscal year ending September 30, 1995.

FOREIGN OPERATIONS

         Approximately 26% of the Company's consolidated revenues for its fiscal year ended September 30, 1994, was attributable to sales of flow measurement products and systems manufactured or assembled at the Company's plants in Falkirk, Scotland and Potsdam-Babelsberg, Germany. Sales of Company products and systems for foreign installation or use outside the United States, inclusive of the Scotland and German operations, contributed approximately 60%, 52% and 54% of the Company's consolidated revenues in fiscal 1994, 1993 and 1992, respectively. The Company's operations outside the United States are subject to the usual risks of such operations, including changes in governmental policies, currency transfer restrictions and devaluation. The Company endeavors to minimize these risks through the use of letters of credit, United States dollar-denominated contracts and hedging of specific foreign currency commitments.

         Financial information about the Company's foreign and domestic operations and export sales by geographic area is presented in NOTE 13 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Such information is hereby incorporated by reference herein.

RAW MATERIALS

         Raw materials and other supplies used by the Company in the manufacture and fabrication of its products are purchased from suppliers and other manufacturers. No purchases are made under long-term contracts, and the Company does not consider that it is materially dependent upon any single source of supply. From time to time, however, the Company encounters difficulty in obtaining steel and steel castings.

CUSTOMERS

         Occasionally, the Company's Flow Measurement segment is engaged to supply one or more large flow measurement systems for a single installation. A few contracts to design and assemble such systems would be of material importance to that industry segment's results of operations for a particular fiscal period. However, the Company is not dependent on a few customers on a continuing basis.

PATENTS AND RESEARCH

         The Company has sought patent protection for products which appear to have commercial importance. The Company does not consider that the patents currently held by it are material to its operations as a whole.

         The Company engages in research activities with a view to the development of new products as well as the improvement of existing products. The amounts spent during the fiscal years ended September 30, 1994, 1993 and 1992, on research and product development activities were approximately $4,100,000, $5,300,000 and $5,500,000, respectively.

EMPLOYEES

         At September 30, 1994, the Company employed approximately 1,450 persons, of whom approximately 1,100 were located in the United States, approximately 250 were located in the United Kingdom and 100 were located in other nations.

ENVIRONMENTAL COMPLIANCE

         Compliance with existing governmental regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have, nor is expected to have, a material effect on the Company.

OTHER BUSINESS CONDITIONS AND REGULATIONS

         The Company's business is largely dependent upon the level and nature of the activities in the worldwide oil and natural gas industries. The level of such activities may be influenced by numerous factors, including general economic conditions, the demand for oil and/or natural gas, development of alternative energy sources, taxation, price controls and other political and economic conditions.

         The business of the Company is moderately seasonal to the extent that many of the Company's products and systems are installed and its services provided out-of-doors. Consequently, sales attributable to these products and services tend to increase somewhat during the summer months when the weather is more favorable, and there are more daylight hours.

         For a discussion of the Company's practices relating to working capital, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." - "Liquidity and Capital Resources."


ITEM 2.  PROPERTIES.

         The principal offices and manufacturing facilities of the Company are as follows:

                         APPROX. AREA
       LOCATION            (SQ. FT.)    TENURE        UTILIZATION
       --------          ------------   ------        -----------
Flow Measurement Segment
- ------------------------

Houston, Texas(a)           428,000     Owned   Manufacture of flow
Falkirk, Scotland           258,000     Owned   measurement products and
                                                design, fabrication and
                                                testing of flow measure-
                                                ment systems.

Potsdam-Babelsberg,         180,000     Owned   Manufacture of flow measure-
Germany                                         ment products.

Houston, Texas               54,000     Owned   Fabrication of flow computers,
                                                automation systems, gas
                                                chromatographs and instrument
                                                panels.

Calgary, Canada              15,000     Leased  Manufacture and sales of flow
                                                measurement products.


(a)      Includes Corporate headquarters.

Houston, Texas               13,000     Owned   The building is being held
                                                for future use or possible
                                                sale.

Waller County, Texas        321 acres   Owned   Land purchased for future
                                                development.

Energy Products Segment
- -----------------------

Houston, Texas              189,000     Owned   Manufacture of stud bolts,
                                                ring joint gaskets and
                                                industrial flanges.

Houston, Texas              213,000     Owned   Manufacture of pipeline
                                                valves.

Houston, Texas               44,000     Owned   Fabrication and assembly of
                                                energy recovery products.

Matamoros, Mexico            35,000     Owned   The building was leased to a
                                                suitable tenant through August
                                                1994.  A tentative agreement
                                                has been reached for the sale
                                                of this property.

Gardena, California          20,000     Leased  Wholesale gaskets, bolts and
                                                nuts.

Edmonton, Canada             16,000     Leased  Wholesale gaskets, bolts and
                                                nuts.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amounts of ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no matter during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                  P A R T  II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         The shares of common stock, $1.25 par value, of the Company are traded on the New York Stock Exchange under the symbol DAN. At November 30, 1994, the approximate number of holders of record of shares of common stock of the Company was 1,372. The following table sets forth for each quarterly period during the fiscal years ended September 30, 1994 and 1993 (i) the high and low sales prices of shares of common stock of the Company and (ii) the amount of cash dividends per share paid on the common stock of the Company. Such dividends were declared and paid on a quarterly basis.

                                                 PRICE OF COMMON     DIVIDENDS
                                                      STOCK            PAID
                                                -----------------    ---------
                                                 HIGH        LOW
                                                ------     ------
Fiscal 1994 Quarter Ended:
   December 31, 1993. . . . . . . . . . . . .  $15 7/8    $12 3/8      $.045
   March 31, 1994 . . . . . . . . . . . . . .   13 5/8     10 1/2       .045
   June 30, 1994. . . . . . . . . . . . . . .   12 3/8     10 3/8       .045
   September 30, 1994 . . . . . . . . . . . .   12 1/2      9 7/8       .045

Fiscal 1993 Quarter Ended:
   December 31, 1992. . . . . . . . . . . . .   12 1/4     10 1/2       .045
   March 31, 1993 . . . . . . . . . . . . . .   14 1/4     10 3/4       .045
   June 30, 1993. . . . . . . . . . . . . . .   14 1/8     12 1/4       .045
   September 30, 1993 . . . . . . . . . . . .   15 3/4     13 1/4       .045

         The Company is authorized by its Certificate of Incorporation to issue up to 1,000,000 shares of serial preferred stock, $1 par value, but no shares of serial preferred stock of the Company have been issued. Subject to the rights of holders of serial preferred stock, the holders of shares of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors of the Company out of funds legally available therefor.

         The Company has paid cash dividends on its common stock during each year since 1948. The Company's future dividend policy with respect to its common stock, including the frequency, type and amount of dividends, if any, will be determined by its Board of Directors in light of its results of operations, its cash flow, its anticipated capital requirements, possible future issuances of serial preferred stock and the restrictions as to payment of dividends contained in instruments pursuant to which the Company has issued long-term debt. (See NOTE 9 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

ITEM 6.  SELECTED FINANCIAL DATA.


                                         YEAR ENDED SEPTEMBER 30,
                          ----------------------------------------------------
                            1994       1993       1992       1991       1990
                          --------   --------   --------   --------   --------
                                  (in thousands except per share data)
Revenues . . . . . . . . .$203,766   $180,249   $210,362   $201,744   $170,558
Net Income (Loss). . . . .   1,324      5,025      8,373     (1,969)     8,112
Total Assets . . . . . . . 187,337    178,068    177,079    192,091    155,827
Long-Term Debt . . . . . .  11,429     14,286     17,143     20,000     23,600
Earnings (Loss) per Share.     .11        .42        .70       (.18)       .78
Cash Dividends per Share .     .18        .18        .18        .18        .18
Average Shares Outstanding  12,030     11,991     11,960     10,925     10,372


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                             RESULTS OF OPERATIONS

OVERVIEW

         Revenues for the fiscal year ended September 30, 1994 were $203,766,000 compared to $180,249,000 in fiscal 1993. Net income was $1,324,000, or $.11 per share, compared to $5,025,000, or $.42 per share, last year. The Company's Flow Measurement segment, which consists of meters, electronic instruments and engineered systems, reported higher revenues and earnings for fiscal 1994 compared to a year ago. The Flow Measurement segment serves primarily worldwide natural gas markets. The Energy Products segment, which consists of valves, industrial fasteners and energy recovery equipment, reported lower revenues and earnings for fiscal 1994 compared to last year. The Energy Products segment serves primarily the domestic crude oil markets.

FISCAL 1994 VS. FISCAL 1993

         Consolidated revenues increased 13% to $203,766,000 for fiscal 1994, from $180,249,000 for fiscal 1993. The Flow Measurement segment posted a 32% increase in revenues to $145,657,000 for the current year, from $110,009,000 for last year. Sales of flow measurement systems, which comprised 37% and 23% of this segment's revenues in the respective periods, increased significantly in the more recent period due primarily to construction of two gas metering stations destined for the North Sea. Sales of flow measurement products increased eight percent, reflecting increased demand for the Company's metering and electronic products, primarily in foreign markets. The Energy Products segment experienced a 17% decline in revenues to $57,739,000 for the current year, compared to $69,424,000 for last year. Sales of pipeline valves, which comprised approximately one-half of this segment's revenues in the respective periods, decreased due to a more competitive worldwide market.

         Consolidated backlog at September 30, 1994, was approximately $33,400,000, compared to $72,200,000 a year ago. The decline in backlog is due to inclusion in the prior year of an unusually large order for a flow measurement system in the amount of approximately $23,000,000.

         The consolidated gross profit margin declined to 32% of revenues for fiscal 1994, compared to 38% of revenues for fiscal 1993. The gross profit margin in the Flow Measurement segment declined seven percentage points to 35% of revenues primarily due to a shift in product mix towards sales of flow measurement systems, which earn lower margins than sales of flow measurement products. The gross profit margin in the Energy Products segment declined seven percentage points to 23% of revenues primarily as a result of current year pricing pressures for pipeline valve and fastener products and declines in operational efficiencies at both the valve and fastener operations.

         Consolidated selling, general and administrative expenses increased to $57,026,000 for fiscal 1994, from $52,592,000 for fiscal 1993. However, these expenses, as a percentage of revenues, declined slightly between the two periods. Within the Flow Measurement segment, selling expenses declined as a percentage of revenues due to the change in product mix towards sales of flow measurement systems, which have lower sales commissions than sales of flow measurement products. General and administrative expenses also declined as a percentage of revenues, resulting from the significant increase in sales. The Energy Products segment's expenses increased as a percentage of revenues since certain of these expenses are fixed and do not decrease proportionately with sales. Corporate expenses increased 66% to $8,273,000 primarily due to reductions of accruals in fiscal 1993 relating to settled litigation.

         Research and development expenses decreased 23% to $4,094,000 for fiscal 1994, compared to $5,343,000 for fiscal 1993, primarily due to completion of certain electronics projects.

         Consolidated depreciation and amortization expense increased 14% to $7,483,000 for fiscal 1994 due to capital expenditures in fiscal 1993 in both the Flow Measurement and Energy Products segments.

         Consolidated interest expense decreased eight percent to $1,927,000 for fiscal 1994 due to lower long-term debt levels, partially offset by increased short-term borrowing levels.

         The effective tax rate for fiscal 1994 of 38% is consistent with the effective tax rate in fiscal 1993. Effective October 1, 1993, the Company adopted the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), changing the method of determining reported income tax expense. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material. (See NOTE 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

FISCAL 1993 VS. FISCAL 1992

         Consolidated revenues decreased 14% to $180,249,000 for fiscal 1993, from $210,362,000 for fiscal 1992. The Flow Measurement segment experienced a 10% decline in revenues to $110,009,000 for fiscal 1993. Sales of flow measurement products, which comprised approximately three-fourths of this segment's sales in both fiscal 1993 and 1992, decreased $5,206,000 due to the severe slowdown in the domestic oil and gas markets. Sales of flow measurement systems, which accounted for approximately 25% of this segment's sales in both fiscal 1993 and 1992, decreased $6,492,000. This decrease can be attributed to a temporary decline in volume at the Company's U.K. subsidiary and the strengthening of the U.S. dollar against the British pound. The Energy Products segment experienced a 21% decline in revenues to $69,424,000 for fiscal 1993. Sales of pipeline valve products, which comprised approximately half of this segment's sales in fiscal 1993 and 1992, decreased $9,832,000 as a result of comparison to fiscal 1992 which included an unusually large international order. Sales of fasteners and related products, which accounted for approximately one-third of this segment's sales in both fiscal 1993 and 1992, decreased $3,450,000 due primarily to the severe slowdown in the domestic oil and gas markets.

         The consolidated gross profit margin remained flat at 38% of revenues for fiscal 1993 and 1992. The gross profit margin in both the Flow Measurement and Energy Products segments remained unchanged at 42% and 30% of revenues, respectively.

         Consolidated selling, general and administrative expenses decreased 10% to $52,592,000 for fiscal 1993, compared to $58,408,000 for fiscal 1992.
The Flow Measurement segment's expenses decreased 8% to $31,488,000 and the Energy Products segment's expenses decreased 4% to $16,119,000. Corporate expenses decreased 33% to $4,985,000 due primarily to the realization of $1,500,000 pretax income from an insurance settlement. This settlement was a reimbursement of litigation expenses and defense costs incurred in prior years. Consolidated selling, general and administrative expenses, however, increased as a percentage of sales since certain of these expenses are fixed and do not decrease proportionately with revenues.

         Consolidated interest expense declined 13% to $2,088,000 for fiscal 1993 as a result of the retirement of debt.

         The effective tax rate of approximately 38% for fiscal 1993 is greater than the U.S. statutory rate primarily due to losses at the Company's German operation for which no tax benefits are currently recognized.


IMPACT OF INFLATION

         An effect of inflation is to increase the prices of labor and raw materials used to manufacture the Company's products, which may require periodic increases in the prices for those products to maintain gross profit margins. Although this principle impacts most manufacturers, management does not consider the Company to have any unique difficulty in managing the effects of inflation on the Company's business. With respect to the effect of inflation on reported income, the Company applies the LIFO method to a majority of its inventories to account for production costs.


                        LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1994, the Company's working capital balance was $65,990,000, compared to $67,209,000 at September 30, 1993. Although the Company's working capital position decreased slightly between the two periods, its cash balance declined significantly to $2,520,000 at September 30, 1994, from $23,220,000 at September 30, 1993. The decrease in cash was due to capital expenditures, the funding of operational activities, payments on long-term debt and payments of dividends. Receivables, inventories and costs in excess of billings on contracts in progress increased an aggregate of $19,743,000, consistent with the increase in revenues in the Flow Measurement segment. The Company recorded a current deferred tax asset, in the amount of $5,126,000 at September 30, 1994, in connection with the implementation of FAS
109.  (See NOTE 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

         Working capital at September 30, 1994, included $45,314,000 of inventory, which is not as liquid as other current assets.

         Since April 1994, the Company has relied upon short-term borrowings under its bank lines of credit to supplement its working capital and other cash requirements. At September 30, 1994, the Company had uncommitted short- term lines of credit aggregating approximately $40,000,000. As of September 30, 1994 and December 19, 1994, borrowings under these lines were $5,900,000 and $13,550,000, respectively, at weighted average interest rates of 5.54% and 6.3%, respectively. While the Company expects its borrowing requirements to generally increase in fiscal 1995 over present levels, the timing of one or a few major expenditures or receipts may affect the level of borrowings at a particular point in time. The Company considers its financial position to be strong, with a working capital ratio of 2.4 to 1.0 and debt to total capitalization of 14%. The Company believes that its current financial position and available lines of credit will provide ample sources of funds to meet foreseeable requirements.

         The Company anticipates capital expenditures in fiscal 1995 of approximately $6,000,000, compared to $13,631,000 in fiscal 1994 and $11,793,000 in fiscal 1993. Most of the anticipated capital expenditures for fiscal 1995 are not the subject of firm commitments, and the Company may modify its plans depending upon future results of operations and other factors.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements required to be filed under this item are presented on pages 19 through 36 of this report, and the supplementary financial information required to be filed under this item is presented in NOTE 14 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Such financial statements are hereby incorporated by reference under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the twenty-four months prior to September 30, 1994, the Company did not file a Form 8-K which reports a change of accountants or disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                  P A R T  III


ITEMS 10 TO 13 INCLUSIVE.

         The information contained under the headings "Election of Directors", "Company Executive and Subsidiary Officers", "Executive Compensation", "Certain Relationships and Related Transactions" and "Principal Stockholders" in the Company's Proxy Statement for its Annual Meeting of Stockholders proposed to be held February 2, 1995, which Proxy Statement shall be filed within 120 days of the end of the Company's fiscal year, is hereby incorporated by reference herein.

                                  P A R T  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)     DOCUMENTS FILED AS A PART OF THIS REPORT

           1.    Financial Statements

                                                                               Page
                                                                               ----
                 Report of independent accountants  . . . . . . . . . . . . .    18
                 Consolidated balance sheet at September 30, 1994 and 1993. .    19
                 Consolidated statement of operations for the years ended
                     September 30, 1994, 1993 and 1992  . . . . . . . . . . .    20
                 Consolidated statement of stockholders' equity for the
                     years ended September 30, 1994, 1993 and 1992. . . . . .    21
                 Consolidated statement of cash flows for the years
                     ended September 30, 1994, 1993 and 1992. . . . . . . . .    22
                 Notes to consolidated financial statements . . . . . . . . 23 - 36



           2.    Financial Statement Schedules

                 V   -   Property, plant and equipment . . . . . . . . . . . .  37
                 VI  -   Accumulated depreciation of property,
                            plant and equipment  . . . . . . . . . . . . . . .  38
                 IX  -   Short-term borrowings . . . . . . . . . . . . . . . .  39


         All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto listed above in Item 14(a) 1.

           3.    Exhibits


Exhibit
Number                                            Description
- ------                                            -----------
  2.1    -       Plan and Agreement of Merger dated as of January 22, 1988, by and between Daniel Industries, Inc., a
                 Texas corporation ("Daniel Texas"), and Daniel Industries, Inc., a Delaware corporation (the
                 "Company"), filed as Exhibit 2.1 to the Company's Registration of Securities of Certain Successor
                 Issuers on Form 8-B, and hereby incorporated by reference herein.

  3.1    -       Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration of
                 Securities of Certain Successor Issuers on Form 8-B dated May 5, 1988, and hereby incorporated by reference herein.

  3.2    -       Bylaws of the Company, as amended through February 25, 1994.

  3.3    -       Certificate of Designation, Powers, Preferences and Rights of Series A Junior Participating Preferred
                 Stock filed as Exhibit 3.3 in the

                 Company's Amendment to Application or Report on Form 8, and hereby incorporated by reference herein.

  4.1    -       Note Purchase Agreement dated as of December 5, 1988, between the Company and The Variable Annuity Life
                 Insurance Company, The Mutual Benefit Life Insurance Company, MONY Life Insurance Company of America
                 and MONY Legacy Life Insurance Company (including the form of the Company's Senior Notes in the aggregate in the principal amount of $20,000,000) filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1988, and hereby incorporated by reference herein.

  4.2    -       Rights Agreement dated as of May 31, 1990, between the Company and Wachovia Bank and Trust Company,
                 N.A., as Rights Agent, filed as Exhibit 1 to the Company's Registration of Certain Classes of
                 Securities on Form 8-A filed June 5, 1990, and hereby incorporated by reference herein.

  4.3    -       Certificate of Designation, Powers, Preferences and Rights of Series A Junior Participating Preferred
                 Stock (included as Exhibit 3.3 hereto).

 10.1    -       Description of the Company's key employees' bonus arrangement filed as Exhibit 10.1 in the Company's
                 Amendment to Application or Report on Form 8, and hereby incorporated by reference herein.

 10.2    -       1977 Stock Option Plan, as amended and restated on December 16, 1993.

 10.3    -       1981 Stock Option Plan, as amended and restated on December 31, 1986, filed as Exhibit 19.2 to Daniel
                 Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, and hereby incorporated by reference herein.

 10.4    -       Form of Director's Stock Option Agreements dated October 9, 1986, between Daniel Texas and the several non-employee directors, filed as Exhibit 19.1 to Daniel Texas's Quarterly Report on Form 10-Q for the
                 quarter ended March 31, 1987, and hereby incorporated by reference herein.

 10.5    -       Form of Agreement dated as of February 9, 1984, Amending and Restating Employment Agreement between
                 Daniel Texas and Each of W. A. Griffin and H. D. Morrison, Jr. filed as Exhibit 10.5 in the Company's
                 Amendment to Application or Report on Form 8, and hereby incorporated by reference herein.

 10.6    -       Deferred Compensation Agreement for Employees effective as of October 31, 1986, filed as Exhibit 19.3 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, and hereby incorporated by reference herein.

 10.7    -       Agreement Amending Amended and Restated Director's Stock Option Agreement between the Company and
                 Gibson Gayle, Jr. filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, and hereby incorporated by reference herein.

 10.8    -       Agreement Amending Amended and Restated Director's Stock Option Agreement between the Company and each of Ronald C. Lassiter, William C. Morris, Joseph L. Parrish, Richard L. O'Shields and James R. Whatley,
                 filed as exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30,
                 1991, and hereby incorporated by reference herein.

 10.9    -       Agreement amending Director's Stock Option Agreement between the Company and Leo E. Linbeck, Jr. filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991, and hereby incorporated by reference herein.

 21      -       Subsidiaries of the Company.

 23      -       Consent of Independent Accountants.

 27      -       Financial data schedule.

         (b)  REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of its fiscal year ended September 30, 1994.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                DANIEL INDUSTRIES, INC.
                                                      (Registrant)


DATE:  DECEMBER 16, 1994                        BY   W. A. GRIFFIN
                                                     W. A. Griffin
                                                 CHAIRMAN OF THE BOARD

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                           TITLE                      DATE
         ---------                           -----                      ----
        W. A. GRIFFIN             Chairman of the Board            December 16, 1994
- ------------------------------      and a Director
      (W. A. Griffin)               (Chief Executive Officer)



      W. A. GRIFFIN, III          President and a Director        December 16, 1994
- ------------------------------      (Chief Operating Officer)
     (W. A. Griffin, III)


    HENRY G. SCHOPFER, III        Vice President, Finance         December 16, 1994
- ------------------------------
   (Henry G. Schopfer, III)


      MICHAEL R. YELLIN           Vice President, Secretary       December 16, 1994
- ------------------------------      and Treasurer
     (Michael R. Yellin)


     RALPH H. CLEMONS, JR.        Director                        December 16, 1994
- ------------------------------
    (Ralph H. Clemons, Jr.)

     RICHARD L. O'SHIELDS         Director                        December 16, 1994
- ------------------------------
    (Richard L. O'Shields)

      WILLIAM C. MORRIS           Director                        December 16, 1994
- ------------------------------
     (William C. Morris)

       BRIAN E. O'NEILL           Director                        December 16, 1994
- ------------------------------
      (Brian E. O'Neill)

      GIBSON GAYLE, JR.           Director                        December 16, 1994
- ------------------------------
     (Gibson Gayle, Jr.)

      RONALD C. LASSITER          Director                        December 16, 1994
- ------------------------------
     (Ronald C. Lassiter)

     LEO E. LINBECK, JR.          Director                        December 16, 1994
- ------------------------------
    (Leo E. Linbeck, Jr.)


                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
DANIEL INDUSTRIES, INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1 and 2 on page 14 present fairly, in all material respects, the financial position of Daniel Industries, Inc. and its subsidiaries at September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Houston, Texas
November 15, 1994

                            DANIEL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                September 30,
                                                                           -----------------------
                                                                             1994           1993
                                                                           --------       --------
                                                                                (in thousands)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $  2,520       $ 23,220
  Receivables, net of reserve of $243 and $96 . . . . . . . . . . . . . .    38,146         33,105
  Costs in excess . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,888          6,054
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45,314         39,446
  Deferred taxes on income  . . . . . . . . . . . . . . . . . . . . . . .     5,126
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,657          3,350
                                                                           --------       --------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . .   111,651        105,175
Property, plant and equipment at cost, net  . . . . . . . . . . . . . . .    69,796         64,477
Intangibles and other assets  . . . . . . . . . . . . . . . . . . . . . .     5,890          8,416
                                                                           --------       --------
                                                                           $187,337       $178,068
                                                                           ========       ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,900
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . .     2,857       $  2,857
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,946         17,395
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,958         17,714
                                                                           --------       --------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . .    45,661         37,966
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,429         14,286
Deferred taxes on income  . . . . . . . . . . . . . . . . . . . . . . . .     8,367          4,766
                                                                           --------       --------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .    65,457         57,018
                                                                           --------       --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, 150,000 shares designated as Series A
    junior participating preferred stock, no shares
    issued or outstanding . . . . . . . . . . . . . . . . . . . . . . . .
  Common stock, $1.25 par value, 20,000,000 shares authorized,
    12,032,470 and 12,026,450 shares issued . . . . . . . . . . . . . . .    15,041         15,033
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . .    89,675         89,564
  Translation component . . . . . . . . . . . . . . . . . . . . . . . . .    (2,061)        (3,614)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,225         20,067
                                                                           --------       --------
       Total stockholders' equity . . . . . . . . . . . . . . . . . . . .   121,880        121,050
                                                                           --------       --------
                                                                           $187,337       $178,068
                                                                           ========       ========


    The accompanying notes are an integral part of the financial statements.

                            DANIEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                    Year Ended September 30,
                                                            ---------------------------------------
                                                               1994           1993          1992
                                                            ----------      ---------     ---------
                                                            (in thousands except per share amounts)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .  $203,766        $180,249      $210,362
                                                             --------        --------      --------

Costs and expenses:
  Cost of goods sold  . . . . . . . . . . . . . . . . . . .   138,599         112,144       131,112
  Selling, general and administrative
    expenses  . . . . . . . . . . . . . . . . . . . . . . .    57,026          52,592        58,408
  Research and development expenses . . . . . . . . . . . .     4,094           5,343         5,474
  Interest expense  . . . . . . . . . . . . . . . . . . . .     1,927           2,088         2,412
                                                             --------        --------      --------
                                                              201,646         172,167       197,406
                                                             --------        --------      --------

Income before income tax expense  . . . . . . . . . . . . .     2,120           8,082        12,956

Income tax expense  . . . . . . . . . . . . . . . . . . . .       796           3,057         4,583
                                                             --------        --------      --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .  $  1,324        $  5,025      $  8,373
                                                             ========        ========      ========


Earnings per common share . . . . . . . . . . . . . . . . .  $    .11        $    .42      $    .70
                                                             ========        ========      ========




    The accompanying notes are an integral part of the financial statements.

                            DANIEL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT FOR SHARES)



                                                         Capital
                                     Common Stock       in Excess
                                 --------------------     of Par  Translation   Retained
                                   Shares     Amount      Value    Component    Earnings     Total
                                 ----------  --------    -------   ---------    --------   --------
Balance at September 30, 1991 .  11,899,334   $14,874    $88,613     $(1,126)    $10,982   $113,343
  Net income  . . . . . . . . .                                                    8,373      8,373
  Cash dividends  . . . . . . .                                                   (2,154)    (2,154)
  Exercise of stock options          69,653        87        391                                478
  Aggregate translation
    adjustment for the year . .                                          387                    387
                                 ----------   -------    -------     -------     -------   --------
Balance at September 30, 1992 .  11,968,987    14,961     89,004        (739)     17,201    120,427
  Net income  . . . . . . . . .                                                    5,025      5,025
  Cash dividends  . . . . . . .                                                   (2,159)    (2,159)
  Exercise of stock options,
    including tax benefits  . .      57,463        72        560                                632
  Aggregate translation
    adjustment for the year . .                                       (2,875)                (2,875)
                                 ----------   -------    -------     -------     -------   --------
Balance at September 30, 1993 .  12,026,450    15,033     89,564      (3,614)     20,067    121,050
  Net income  . . . . . . . . .                                                    1,324      1,324
  Cash dividends  . . . . . . .                                                   (2,166)    (2,166)
  Exercise of stock options,
    including tax benefits  . .       6,020         8        111                                119
  Aggregate translation
    adjustment for the year . .                                        1,553                  1,553
                                 ----------   -------    -------     -------     -------   --------

Balance at September 30, 1994 .  12,032,470   $15,041    $89,675     $(2,061)    $19,225   $121,880
                                 ==========   =======    =======     =======     =======   ========



    The accompanying notes are an integral part of the financial statements.

                            DANIEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Year Ended September 30,
                                                               ----------------------------------
                                                                 1994         1993         1992
                                                               --------     --------     --------
                                                                         (in thousands)
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,324      $ 5,025      $ 8,373
    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . . . .    7,483        6,584        6,598
      Deferred income taxes . . . . . . . . . . . . . . . . .   (1,810)         468        5,205
      Changes in operating assets and liabilities:
        Receivables . . . . . . . . . . . . . . . . . . . . .   (5,041)       1,521        2,821
        Inventories . . . . . . . . . . . . . . . . . . . . .   (5,868)       1,122        6,395
        Costs in excess . . . . . . . . . . . . . . . . . . .   (8,834)      (3,150)       2,444
        Accounts payable and accrued liabilities. . . . . . .    2,079        4,698      (17,876)(a)
        Other assets/liabilities, net . . . . . . . . . . . .    1,223         (100)(a)    1,654
                                                               -------      -------      -------
Net cash provided by (used in) operating activities . . . . .   (9,444)      16,168       15,614
                                                               -------      -------      -------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . .  (13,631)     (11,793)      (8,758)
  Acquisition and related costs . . . . . . . . . . . . . . .                             (4,931)
  Purchase of investment securities . . . . . . . . . . . . .                (3,067)
  Investment in license agreement . . . . . . . . . . . . . .                (2,667)
  Proceeds from sale of investment securities . . . . . . . .    1,000
  Proceeds from sale of assets. . . . . . . . . . . . . . . .      304          375        1,203
                                                               -------      -------      -------

Net cash used in investing activities . . . . . . . . . . . .  (12,327)     (17,152)     (12,486)
                                                               -------      -------      -------

Cash flows from financing activities:
  Net borrowings on lines of credit . . . . . . . . . . . . .    5,900
  Payments on long-term debt. . . . . . . . . . . . . . . . .   (2,857)      (2,857)      (3,600)
  Cash dividends paid, $.18 per share . . . . . . . . . . . .   (2,166)      (2,159)      (2,154)
  Activity under stock option plan  . . . . . . . . . . . . .      119          632          478
                                                               -------      -------      -------

Net cash provided by (used in) financing activities . . . . .      996       (4,384)      (5,276)
                                                               -------      -------      -------

Effect of exchange rate changes on cash and cash equivalents.       75         (661)         166
                                                               -------      -------      -------

Decrease in cash and cash equivalents . . . . . . . . . . . .  (20,700)      (6,029)      (1,982)
Cash and cash equivalents, beginning of year. . . . . . . . .   23,220       29,249       31,231
                                                               -------      -------      -------
Cash and cash equivalents, end of year. . . . . . . . . . . .  $ 2,520      $23,220      $29,249
                                                               =======      =======      =======

         (a)     Includes the effects of the litigation settlement.

Cash payments for (refunds of) income taxes . . . . . . . . .  $ 1,835      $  (199)     $   256
Cash payments for interest. . . . . . . . . . . . . . . . . .    2,022        2,136        2,477

    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES
         Gains and losses resulting from balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of stockholders' equity. Gains and losses resulting from balance sheet translation of foreign operations where the U. S. dollar is the functional currency are included in the consolidated results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS
         Management has determined that the fair value of the Company's financial instruments is equivalent to the carrying amount of such instruments as presented or disclosed in the financial statements.

CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE
         A substantial portion of the Company's trade receivables are with customers primarily in the petroleum industry.

REVENUE RECOGNITION
         Sales and cost of goods sold of large systems contracts are recorded using the percentage-of-completion method, based on the ratio of costs incurred to date to total estimated costs on each contract. Losses, if any, to be incurred on contracts in progress are charged to income in full as soon as they become apparent, and estimated warranty costs are accrued as revenues are earned. Sales and cost of goods sold of products are recorded when the customer takes title to the products.

INVENTORIES
         Inventories are valued at the lower of cost or market. Cost, which includes material, labor and overhead, is determined principally by the last-in, first-out (LIFO) method and by the average cost method.

INVESTMENTS
         Marketable securities are carried at the lower of aggregate cost or market. Realized gains and losses on the sale of investments are recognized in income.

         The Company has not elected early adoption of the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective for fiscal years beginning after December 15, 1993, which is the Company's year ended September 30, 1995. The Company believes adoption of this Statement will not materially affect the Company's financial statements.

PROPERTY, PLANT AND EQUIPMENT
         Depreciation of plant and equipment is provided over the estimated useful lives of the various classes of assets using the straight-line method. Maintenance and repairs are charged to expense. Renewals and betterments are capitalized. On retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

INTANGIBLE ASSETS
         Goodwill, representing the excess cost of purchased subsidiaries over the fair value of net assets acquired, is amortized using the straight-line method over a 40-year period. Other intangible assets are amortized using the straight-line method over their estimated useful lives, none of which exceeds 12 years. At September 30, 1994 and 1993, accumulated amortization on intangibles was approximately $2,600,000 and $2,400,000, respectively.

INCOME TAXES
         Prior to October 1, 1993, the Company provided deferred income taxes for timing differences arising when revenues or expenses were recognized in different periods for financial reporting and tax purposes. Effective October 1, 1993, the Company adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). The statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Information on the adoption of FAS 109 is set forth in NOTE 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         The Company does not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations.

EARNINGS (LOSS) AND DIVIDENDS PER SHARE
         Earnings (loss) per share are computed based on the average number of shares outstanding during each year. Dividends per share are stated at the current equivalent of the number of shares outstanding at the time the dividends were declared. Stock options outstanding have not been included in the computation of earnings per share since the effect is not significant.


NOTE 2 - ACQUISITION

         As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1993, the Company acquired, effective January 1, 1992, from an agency of the German government, a facility in Potsdam-Babelsberg in the former German Democratic Republic ("GDR"). The facility manufactures oval gear meters and will produce other Company products. Acquisition and related costs, aggregating approximately $4,900,000, are recorded primarily in property, plant and equipment. Registration of legal title in the Company's name was completed in June 1994.

         In connection with the Company's scheduled expenditures and committed employment level at the German facility, the Company received formal notification that a government subsidy of approximately $1,650,000 was granted. Approximately $411,000 and $535,000 of this subsidy has been recognized in the Company's fiscal 1994 and 1993 results of operations, respectively.


NOTE 3 - CONTRACTS IN PROGRESS

         Information with respect to contracts in progress accounted for under the percentage-of-completion method is as follows:

                                                                   SEPTEMBER 30,
                                                                 -----------------
                                                                  1994      1993
                                                                 ------    -------
                                                                  (IN THOUSANDS)
         Cost and estimated earnings on contracts in progress    $47,017   $17,360
         Less billings applicable thereto . . . . . . . . . .     32,368    11,876
                                                                 -------   -------
                                                                 $14,649   $ 5,484
                                                                 =======   =======
         Presented in accompanying financial statements as:
            Costs in excess . . . . . . . . . . . . . . . . .    $14,888   $ 6,054
            Billings in excess (included in
              accrued expenses) . . . . . . . . . . . . . . .        239       570
                                                                 -------   -------
                                                                 $14,649   $ 5,484
                                                                 =======   =======


NOTE 4 - INVENTORIES

                                                                    SEPTEMBER 30,
                                                                 ------------------
                                                                  1994       1993
                                                                 -------    -------
                                                                   (IN THOUSANDS)
         Inventories by valuation method are as follows:
            Last-in, first-out (LIFO) . . . . . . . . . . . .    $25,286    $21,731
            Average cost  . . . . . . . . . . . . . . . . . .     20,028     17,715
                                                                 -------    -------
                                                                 $45,314    $39,446
                                                                 =======    =======

         Major components of inventories include:
            Raw materials . . . . . . . . . . . . . . . . . .    $16,412    $14,193
            Work in process . . . . . . . . . . . . . . . . .      8,854      9,663
            Finished goods. . . . . . . . . . . . . . . . . .     27,490     22,377
                                                                 -------    -------
                                                                  52,756     46,233
            Less LIFO reserve . . . . . . . . . . . . . . . .      7,442      6,787
                                                                 -------    -------
                                                                 $45,314    $39,446
                                                                 =======    =======

         Inventory reduction in fiscal 1993 resulted in liquidation of LIFO inventory layers carried at lower costs prevailing in prior periods as compared with current costs, the effect of which increased earnings by approximately $.02 per share.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment and related accumulated depreciation are summarized as follows:


                                                   SEPTEMBER 30,         ESTIMATED
                                               --------------------     USEFUL LIFE
                                                 1994         1993        IN YEARS
                                               --------     --------    -----------
                                                   (IN THOUSANDS)
         Land . . . . . . . . . . . . . . . .  $  7,411     $  7,745
         Buildings. . . . . . . . . . . . . .    34,881       30,835      10-45
         Machinery and equipment. . . . . . .    48,975       45,800       3-12
         Computer and peripheral equipment. .     8,603        7,740       3-5
         Office furniture and equipment . . .     6,022        5,519       3-10
         Automotive equipment . . . . . . . .     1,719        1,765       3-4
         Other transportation equipment . . .     4,183        4,183       8-15
         Other. . . . . . . . . . . . . . . .    13,308       11,085       5-20
                                                -------     --------
                                                125,102      114,672
         Less accumulated depreciation. . . .    55,306       50,195
                                                -------     --------
                                                $69,796     $ 64,477
                                                =======     ========


NOTE 6 - NOTES PAYABLE

         At September 30, 1994, the Company had uncommitted short-term lines of credit aggregating approximately $40,000,000. Loans under these lines may be made in such amounts and at such maturities and interest rates as are offered by the banks and accepted by the Company at the time of each borrowing. At September 30, 1994, borrowings under these lines were $5,900,000. These borrowings were at a weighted average interest rate of 5.54% and were due at varying dates through October 1994.


NOTE 7 - ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                                                  SEPTEMBER 30,
                                                               -------------------
                                                                 1994       1993
                                                               --------   --------
                                                                  (IN THOUSANDS)
         Other accrued expenses . . . . . . . . . . . . . . .   $14,873    $12,711
         Accrued taxes other than on income . . . . . . . . .     2,809      2,588
         Salaries and wages . . . . . . . . . . . . . . . . .     2,276      2,415
                                                                -------    -------
                                                                $19,958    $17,714
                                                                =======    =======

NOTE 8 - INCOME TAXES

         The Company adopted the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes" ("FAS 109") effective October 1, 1993. Financial statements for prior years have not been restated. The cumulative effect of the accounting change was not material. Adoption of FAS 109 resulted in the reclassification of certain current deferred tax assets which had previously been offset against non-current deferred tax liabilities.

                 Deferred tax liabilities (assets) are as follows:

                                                                              SEPTEMBER 30, 1994
                                                                              ------------------
                                                                                (IN THOUSANDS)
Gross deferred tax liabilities:
   Excess book over tax basis of property & equipment                              $ 9,144
   Partnership income                                                                  312
   Property tax accrual                                                                291
   Other                                                                             1,502
                                                                                   -------
                                                                                    11,249
                                                                                   -------
Gross deferred tax assets:
   Operating loss carryforward from subsidiary                                      (3,648)
   Excess tax over book basis of inventories                                        (2,551)
   Inventory reserves                                                                 (699)
   Intercompany transfer pricing                                                      (687)
   Insurance reserves                                                                 (673)
   Other reserves                                                                     (479)
   Loss on sales of subsidiaries                                                      (408)
   Vacation accruals                                                                  (270)
   Alternative minimum tax credit carryforward                                        (263)
   Other                                                                              (750)
                                                                                   -------
                                                                                   (10,428)
                                                                                   -------

Deferred tax asset valuation allowance                                               2,420
                                                                                   -------

                                                                                   $ 3,241
                                                                                   =======

         Through September 30, 1994, the Company's German subsidiary has generated a tax loss carryforward of $6,993,000 which may be carried forward indefinitely. The valuation allowance relates to the amount of the German loss carryforward which may not be realized.

         Income tax expense (benefit) is as follows:

                                                           YEAR ENDED
                                                          SEPTEMBER 30,
                                                 -----------------------------
                                                   1994       1993       1992
                                                 -------    -------    -------
                                                         (IN THOUSANDS)
Federal:
      Current . . . . . . . . . . . . . . . .    $ 1,327     $1,758    $(2,023)
      Deferred. . . . . . . . . . . . . . . .     (1,486)       281      4,938

Foreign:
      Current . . . . . . . . . . . . . . . .      1,259        782      1,047
      Deferred. . . . . . . . . . . . . . . .       (359)       187        267

State and local:  . . . . . . . . . . . . . .         55         49        354
                                                 -------     ------    -------
      Income tax expense. . . . . . . . . . .    $   796     $3,057    $ 4,583
                                                 =======     ======    =======


         The 1992 deferred tax expense of $5,205,000 results principally from realization of the deferred tax benefit of certain expenses associated with a litigation settlement recognized in 1991 for financial reporting purposes.

         The components of income before income tax expense (benefit) are:

                                                            YEAR ENDED
                                                           SEPTEMBER 30,
                                                  -----------------------------
                                                    1994       1993       1992
                                                  -------    -------    -------
                                                          (IN THOUSANDS)
Domestic. . . . . . . . . . . . . . . . . . . .    $  421     $8,339    $10,829
Foreign . . . . . . . . . . . . . . . . . . . .     1,699       (257)     2,127
                                                   ------     ------    -------
                                                   $2,120     $8,082    $12,956
                                                   ======     ======    =======

         The cumulative undistributed earnings of foreign subsidiaries, on which U.S. taxes have not been provided, were approximately $12,700,000, $10,100,000 and $8,800,000 at September 30, 1994, 1993 and 1992, respectively.
The U.S. income tax effect associated with the repatriation of these earnings may be offset by foreign tax credits.

         Components of the difference between the income tax expense (benefit) computed at the U.S. statutory income tax rate and the income tax expense (benefit) are as follows:

                                                          YEAR ENDED
                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                   1994      1993       1992
                                                  ------    ------    -------
                                                        (IN THOUSANDS)
Tax expense of income at 34% . . . . . . . . . .   $ 721    $2,748    $4,405
Foreign Sales Corporation (FSC) provisions . . .    (373)     (384)     (494)
Loss of foreign subsidiary with no
   tax benefit . . . . . . . . . . . . . . . . .     172       737       466
Goodwill amortization. . . . . . . . . . . . . .      40        41        41
Tax exempt interest. . . . . . . . . . . . . . .     (61)     (179)     (215)
Non-deductible expenses. . . . . . . . . . . . .     197       156       187
State income taxes . . . . . . . . . . . . . . .      (5)       32       218
Other tax effects related to foreign operations.     150      (112)      109
Other, net . . . . . . . . . . . . . . . . . . .     (45)       18      (134)
                                                   -----    ------    ------
      Income tax expense . . . . . . . . . . . .   $ 796    $3,057    $4,583
                                                   =====    ======    ======
   Effective tax expense rate  . . . . . . . . .     38%       38%       35%
                                                   =====    ======    ======


NOTE 9 - LONG-TERM DEBT

  Long-term debt includes the following:

                                                               SEPTEMBER 30,
                                                            ------------------
                                                              1994       1993
                                                            -------    -------
                                                              (IN THOUSANDS)
  Payable to four insurance companies (unsecured);
    11.5%; principal payable in annual installments of
    $2,857,140; interest payable semi-annually  . . . . .   $14,286    $17,143

  Less portion due within one year. . . . . . . . . . . .     2,857      2,857
                                                            -------    -------
                                                            $11,429    $14,286
                                                            =======    =======

         In December 1988, four insurance companies purchased an aggregate of $20,000,000 of the Company's unsecured 11.5% Senior Notes due 1998. Prepayment of amounts in excess of scheduled maturities are subject to certain restrictions and would be at a premium. The note purchase agreement related to the sale of these notes requires the maintenance of a specified current ratio and a specified amount of net worth and also includes restrictive covenants relating to additional indebtedness and leases, creation of liens, payment of dividends, mergers and disposition of assets. Retained earnings was unrestricted as to the payment of dividends at September 30, 1994.

         Long-term debt at September 30, 1994, matures as follows:

                                                                       AMOUNT
   YEAR ENDING                                                     --------------
  SEPTEMBER 30,                                                    (IN THOUSANDS)
  -------------
1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $2,857
1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,857
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,857
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,857
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,858


NOTE 10 - STOCKHOLDERS' EQUITY, STOCK OPTIONS AND PROFIT SHARING AND SAVINGS
          PLAN

         On May 31, 1990, the Board of Directors declared a dividend of one Preferred Share Purchase Right (the "Right") for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth share of a new series of junior participating preferred stock at an exercise price of $60, subject to adjustment. The Rights may only be exercised 10 days following a public announcement that a third party has acquired 20% or more of the outstanding common shares or 10 days following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a third party of 20% or more of such outstanding common shares. The Rights, which do not have voting rights, expire May 31, 2000, and at the Company's option, may be redeemed by the Company prior to expiration for $.01 per Right. In the event that the Company is acquired in a merger or other business combination or 50% or more of its consolidated assets or earning power are sold, provision shall be made so that each holder of a Right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right.

         During fiscal 1994, the Company had options outstanding under two stock option plans and under separate stock option agreements. A description of the plans and agreements follows:


STOCK OPTION PLANS

         In 1977, the Board of Directors of the Company adopted a non-qualified stock option plan and reserved 100,000 shares of common stock for issuance upon the exercise of options granted to executives and other key personnel. In December 1986, each option holder was granted a new stock option subject to relinquishment of previously granted options. In 1993 and 1989, the Board of Directors amended the non-qualified stock option plan and reserved 400,000 and 250,000 shares of common stock, respectively, for issuance upon the exercise of options granted to executives and other key personnel. Approval of the stockholders was obtained.

         In 1981, the Board of Directors of the Company adopted an incentive stock option plan and reserved 300,000 shares of common stock for issuance upon the exercise of options granted to executives and other key personnel. In 1984, the Board of Directors amended the incentive stock option plan and reserved an additional 100,000 shares of common stock for issuance upon the exercise of options granted to executives and other key personnel. Effective December 31, 1986, as a result of changes in the federal income tax treatment of incentive stock options, the Board of Directors amended and restated the 1981 Plan to provide for the granting of options not intended to qualify as incentive stock options. In addition, in December 1986, each option holder was granted a new stock option subject to the relinquishment of previously granted options.

         For each of these plans, a committee of the Board of Directors determines which eligible employees will receive options, the times at which such options are to be granted, the number of shares subject to such options and the exercise price and duration of such options. In the case of the 1981 Plan, optionees may, with the committee's permission, exercise options using previously-owned shares of common stock, in lieu of cash, to satisfy all or part of the exercise price.

         Options that have been granted under the 1977 Plan are for a ten-year term and are exercisable either from the date of grant or at the end of the first year of the term. The fair market value of the shares on the dates the options outstanding at September 30, 1994, were granted was approximately $5,000,000. At September 30, 1994 and 1993, there were 461,376 and 38,876 shares (adjusted for stock dividends and a stock split) reserved for future options that may be granted under the 1977 Plan.

         Under the provisions of the 1981 Plan, the exercise price may not be less than the fair market value of the shares on the date of grant. Options that have been granted are for a ten-year term and are exercisable either from the date of grant or at the end of the first year of the term. The fair market value of the shares on the dates the options outstanding at September 30, 1994, were granted was approximately $2,000,000. At September 30, 1994 and 1993, there were no shares reserved for future options that may be granted under the 1981 Plan.

NON-EMPLOYEE DIRECTORS' STOCK OPTION AGREEMENTS

         In February 1986, the Board of Directors of the Company granted to non-employee members of the Board of Directors options to purchase 60,000 shares of common stock and reserved an additional 30,000 shares for future grants to non-employee Board members. The 1986 options were granted subject to both the relinquishment by the non-employee members of the Board of Directors of the December 1981 options granted to them and approval by shareholders of the Company, which was obtained in February 1987. In addition, the Board of Directors released from reservation 15,000 shares of common stock that were reserved in 1982 for grants of options to future non-employee directors of the Company. The Board of Directors determines which future non-employee directors will receive options and the terms of such options. Options are exercisable for six years from the date of grant. The fair market value of the shares on the date the options outstanding at September 30, 1994, were granted was approximately $100,000. At September 30, 1994 and 1993, there were 10,000 and

20,000 shares reserved for future options that may be granted to non-employee directors of the Company.

         When stock options are exercised, the par value of the shares issued is credited to the common stock account and the excess of the exercise price over such par value is credited to capital in excess of par value. Any tax benefits resulting from the exercise of options in excess of those included in income are credited to capital in excess of par value.

         Additional information regarding shares of the Company's common stock related to the Company's stock options is as follows:

                                                                 Non-Employee
                                         1977          1981       Directors'
                                         Plan          Plan       Agreements
                                       -------       -------      ----------
Outstanding, September 30, 1993 . . .  375,079       133,570        10,000
   Cancelled. . . . . . . . . . . . .  (22,500)
   Exercised. . . . . . . . . . . . .                 (6,020)(b)
   Granted. . . . . . . . . . . . . .                               10,000
                                       -------       -------       -------
Outstanding, September 30, 1994 . . .  352,579 (a)   127,550 (c)    20,000 (d)
                                       =======       =======       =======
Exercisable, September 30, 1994 . . .  352,579       127,550        20,000
                                       =======       =======       =======

- ----------

(a) Options were granted in 1989 at $10.00 per share, in 1991 at $16.75 per share, in 1992 at $11.875 per share and in 1993 at $14.125 per share.
(b)      Options were exercised at $7.00 per share.
(c) Options were granted in 1986 at $7.00 and $7.70 per share and in 1991 at $16.75 and $18.425 per share.
(d) Options were granted in 1989 at $12.75 per share and in 1994 at $11.00 per share.


PROFIT SHARING AND SAVINGS PLAN

         The Company and certain of its domestic subsidiaries have adopted a profit sharing and savings plan in which substantially all employees are eligible to participate. Annual contributions to the profit sharing portion of the plan are discretionary, and are determined by the Company's Board of Directors. Contributions to the savings portion of the plan are made on a monthly basis in an amount as required by the plan. Contributions accrued and expenses related to this plan were approximately $1,800,000, $1,300,000 and $1,200,000 for the years 1994, 1993 and 1992, respectively.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company. Additionally, in the ordinary course of business, the Company has issued standby letters of credit and bank guarantees as security for advances, progress payments and performance on long-term contracts and, as a result, is contingently liable in the amount of approximately $26,300,000 at September 30, 1994.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of unaudited quarterly financial data for fiscal 1994 and 1993:

                                                         NET       EARNINGS
                                          GROSS        INCOME       (LOSS)
                             REVENUES     PROFIT       (LOSS)     PER SHARE
                             --------     ------       ------     ---------
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Quarter Ended:
  December 31, 1993 . . . .  $40,575     $14,647       $ (841)     $(.07)
  March 31, 1994  . . . . .   48,632      15,830          120        .01
  June 30, 1994 . . . . . .   56,239      16,947          477        .04
  September 30, 1994  . . .   58,320      17,743        1,568        .13

Quarter Ended:
  December 31, 1992 . . . .  $35,866     $14,458       $ (338)     $(.03)
  March 31, 1993  . . . . .   43,112      17,534        1,194        .10
  June 30, 1993 . . . . . .   50,009      18,182        1,805        .15
  September 30, 1993  . . .   51,262      17,931        2,364        .20


         During the fourth quarter of fiscal 1993, the Company realized $1,500,000 of pretax income from an insurance settlement. This settlement was a reimbursement of litigation expenses and defense costs incurred in prior years.

         There were no other unusual or infrequently occurring items or adjustments, other than normal recurring adjustments, in any of the quarters presented.


NOTE 13 - INDUSTRY SEGMENTS

         The Company has two principal industry segments: Flow Measurement and Energy Products. The Flow Measurement segment manufactures and services products and systems used to measure rates of flow and accumulated volumes of fluids, primarily oil and natural gas. The Energy Products segment offers an array of products and services to the energy markets. Operations of this segment include the manufacture of pipeline valves used on both gas and liquid pipelines, the production of fasteners for use in oil, gas and process industries and energy recovery products.

         Intersegment transfers (primarily Energy Products to Flow Measurement) and transfers to other geographic areas (primarily U.S. to U.K.) are not significant to the operations of either segment or geographic area and are accounted for as transfers at cost on the following schedules. Segment operating income represents revenues less operating expenses and is not reduced for interest expense, general corporate expenses and income taxes. Identifiable assets are those tangible and intangible assets that are identified with the operations of a particular industry segment or geographic area.


                        INFORMATION ON INDUSTRY SEGMENTS
                                 (IN THOUSANDS)

                              OPERATING      IDENTI-   CAPITAL    DEPRECIATION
                                INCOME       FIABLE    EXPENDI-        AND
                    REVENUES    (LOSS)       ASSETS     TURES     AMORTIZATION
                    --------  ---------      ------    --------   ------------
FISCAL 1994
- -----------

Flow Measurement. . $145,657    $13,454     $117,388    $ 8,416       $3,986
Energy Products . .   57,739     (1,501)      54,193      5,002        2,588
                    --------    -------     --------    -------       ------
  Subtotal. . . . .  203,396     11,953      171,581     13,418        6,574

Corporate . . . . .      370     (7,906)      15,756        213          909
Interest Expense. .              (1,927)
                    --------    -------     --------    -------       ------
  Total . . . . . . $203,766    $ 2,120     $187,337    $13,631       $7,483
                    ========    =======     ========    =======       ======

FISCAL 1993
- -----------

Flow Measurement. . $110,009    $ 9,601     $ 97,909    $ 7,250       $3,561
Energy Products . .   69,424      4,747       50,454      3,879        2,236
                    --------    -------     --------    -------       ------
  Subtotal. . . . .  179,433     14,348      148,363     11,129        5,797

Corporate . . . . .      816     (4,178)(a)   29,705        664          787
Interest Expense. .              (2,088)
                    --------    -------     --------    -------       ------
  Total . . . . . . $180,249    $ 8,082     $178,068    $11,793       $6,584
                    ========    =======     ========    =======       ======

FISCAL 1992
- -----------

Flow Measurement. . $121,707    $12,201     $ 86,219    $ 3,852       $3,382
Energy Products . .   87,720      9,692       56,343      3,647        2,372
                    --------    -------     --------    -------       ------
  Subtotal. . . . .  209,427     21,893      142,562      7,499        5,754

Corporate . . . . .      935     (6,525)      34,517      1,259          844
Interest Expense. .              (2,412)
                    --------    -------     --------    -------       ------
  Total . . . . . . $210,362    $12,956     $177,079    $ 8,758       $6,598
                    ========    =======     ========    =======       ======


(a)      Includes pretax income of $1,500 from an insurance settlement.

                      INFORMATION ON GEOGRAPHIC OPERATIONS
                                 (IN THOUSANDS)


                                     UNITED
                                     STATES     EUROPE    CANADA  CONSOLIDATED
                                     ------     ------    ------  ------------
FISCAL 1994
- -----------

Revenues . . . . . . . . . . . . .  $134,904    $52,962   $15,530    $203,396
                                    ========    =======   =======    ========

Operating income . . . . . . . . .  $  4,553    $ 2,476   $ 4,924    $ 11,953
                                    ========    =======   =======    ========

Identifiable assets at
  September 30, 1994 . . . . . . .  $116,514    $48,851   $ 6,216    $171,581
                                    ========    =======   =======    ========


FISCAL 1993
- -----------

Revenues . . . . . . . . . . . . .  $140,639    $29,133   $ 9,661    $179,433
                                    ========    =======   =======    ========

Operating income . . . . . . . . .  $ 10,724    $   675   $ 2,949    $ 14,348
                                    ========    =======   =======    ========

Identifiable assets at
  September 30, 1993 . . . . . . .  $106,526    $36,807   $ 5,030    $148,363
                                    ========    =======   =======    ========


FISCAL 1992
- -----------

Revenues . . . . . . . . . . . . .  $165,501    $35,721   $ 8,205    $209,427
                                    ========    =======   =======    ========

Operating income . . . . . . . . .  $ 17,146    $ 2,502   $ 2,245    $ 21,893
                                    ========    =======   =======    ========

Identifiable assets at
  September 30, 1992 . . . . . . .  $106,856    $30,682   $ 5,024    $142,562
                                    ========    =======   =======    ========


         Included in United States revenues were export sales of $52,800,000, $55,500,000 and $69,900,000 in fiscal 1994, 1993 and 1992, respectively. These sales were primarily to Africa, the Far East, the Middle East, and South America. At September 30, 1994, 1993 and 1992, the Company's investment in consolidated foreign subsidiaries, primarily its U.K. subsidiary, approximated $40,200,000, $30,100,000 and $28,100,000, respectively.

         Foreign currency transaction gains and losses included in income were immaterial in fiscal 1994, 1993 and 1992.

NOTE 14 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

         The following amounts were charged to costs and expenses:

                                                               YEAR ENDED
                                                              SEPTEMBER 30,
                                                      ----------------------------
                                                       1994       1993      1992
                                                      -------    -------   -------
                                                             (IN THOUSANDS)
         Depreciation and amortization. . . . . . .   $7,483     $6,584    $6,598
         Maintenance and repairs. . . . . . . . . .    3,660      3,809     4,142
         Ad valorem taxes . . . . . . . . . . . . .    2,468      2,656     2,807
         Lease expense (a). . . . . . . . . . . . .    1,368      1,460     1,591


         (a) Minimum operating lease commitments relate principally to office space and manufacturing facilities and are not material to the Company.

                                                                      Schedule V
                            DANIEL INDUSTRIES, INC.

                         PROPERTY, PLANT AND EQUIPMENT
                                (in thousands)

==================================================================================================
                                         Balance at                                       Balance
                                          beginning   Additions                           at end of
          Classification                  of period    at cost   Retirements    Other      period
==================================================================================================
For the year ended September 30, 1994:
  Land . . . . . . . . . . . . . . . . .  $  7,745     $   156               $  (490)     $  7,411
  Buildings. . . . . . . . . . . . . . .    30,835       3,377     $  332      1,001        34,881
  Machinery and equipment. . . . . . . .    45,800       3,736        790        229        48,975
  Computer and peripheral equipment. . .     7,740       1,562        818        119         8,603
  Office furniture and equipment . . . .     5,519         144        170        529         6,022
  Automotive equipment . . . . . . . . .     1,765          55        132         31         1,719
  Other transportation equipment . . . .     4,183                                           4,183
  Other. . . . . . . . . . . . . . . . .     8,015       1,411        237         90         9,279
  Construction in progress . . . . . . .     3,070       3,190                (2,231)        4,029
                                          --------     -------     ------    -------      --------
                                          $114,672     $13,631     $2,479    $  (722)     $125,102
                                          ========     =======     ======    =======      ========

For the year ended September 30, 1993:
  Land . . . . . . . . . . . . . . . . .  $  8,162     $   107     $  197    $  (327)     $  7,745
  Buildings. . . . . . . . . . . . . . .    29,250       2,156         21       (550)       30,835
  Machinery and equipment. . . . . . . .    45,383       3,891      3,065       (409)       45,800
  Computer and peripheral equipment. . .     7,815       1,398      1,267       (206)        7,740
  Office furniture and equipment . . . .     5,355         687        301       (222)        5,519
  Automotive equipment . . . . . . . . .     2,095         152        392        (90)        1,765
  Other transportation equipment . . . .     4,183                                           4,183
  Other. . . . . . . . . . . . . . . . .     7,671       1,049        527       (178)        8,015
  Construction in progress . . . . . . .       679       2,353          8         46         3,070
                                          --------     -------     ------    -------      --------
                                          $110,593     $11,793     $5,778    $(1,936)     $114,672
                                          ========     =======     ======    =======      ========

For the year ended September 30, 1992:
  Land . . . . . . . . . . . . . . . . .  $  4,387     $ 1,285               $ 2,490      $  8,162
  Buildings. . . . . . . . . . . . . . .    26,301       2,328     $   39        660        29,250
  Machinery and equipment. . . . . . . .    41,763       3,162      1,019      1,477        45,383
  Computer and peripheral equipment. . .     6,830       1,401        408         (8)        7,815
  Office furniture and equipment . . . .     4,759         770        111        (63)        5,355
  Automotive equipment . . . . . . . . .     1,862         284        137         86         2,095
  Other transportation equipment . . . .     8,663                  4,480                    4,183
  Other. . . . . . . . . . . . . . . . .     7,454         398        187          6         7,671
  Construction in progress . . . . . . .     1,798        (870)                 (249)          679
                                          --------     -------     ------    -------      --------
                                          $103,817     $ 8,758     $6,381    $ 4,399 (a)  $110,593
                                          ========     =======     ======    =======      ========


(a)      Includes acquisition of a facility in Germany.

                                                                     Schedule VI
                            DANIEL INDUSTRIES, INC.

           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                (in thousands)


===================================================================================================
                                                      Additions
                                         Balance at   charged to                          Balance
                                          beginning   costs and                           at end of
          Classification                  of period    expenses  Retirements    Other      period
===================================================================================================
For the year ended September 30, 1994:
  Buildings. . . . . . . . . . . . . . .   $ 7,747      $1,062     $   51    $  (244)     $ 8,514
  Machinery and equipment. . . . . . . .    28,124       2,713        656         68       30,249
  Computer and peripheral equipment. . .     4,183       1,302        787         53        4,751
  Office furniture and equipment . . . .     3,110         394        158         39        3,385
  Automotive equipment . . . . . . . . .     1,209         244        132         31        1,352
  Other transportation equipment . . . .       922         422                              1,344
  Other. . . . . . . . . . . . . . . . .     4,900         996        198         13        5,711
                                           -------      ------     ------    -------      -------
                                           $50,195      $7,133     $1,982    $   (40)     $55,306
                                           =======      ======     ======    =======      =======


For the year ended September 30, 1993:
  Buildings. . . . . . . . . . . . . . .   $ 7,034      $  826     $   11    $  (102)     $ 7,747
  Machinery and equipment. . . . . . . .    28,201       2,683      2,493       (267)      28,124
  Computer and peripheral equipment. . .     4,470       1,000      1,196        (91)       4,183
  Office furniture and equipment . . . .     3,081         391        285        (77)       3,110
  Automotive equipment . . . . . . . . .     1,328         273        330        (62)       1,209
  Other transportation equipment . . . .       500         422                                922
  Other. . . . . . . . . . . . . . . . .     4,914         525        501        (38)       4,900
                                           -------      ------     ------    -------      -------
                                           $49,528      $6,120     $4,816    $  (637)     $50,195
                                           =======      ======     ======    =======      =======


For the year ended September 30, 1992:
  Buildings. . . . . . . . . . . . . . .   $ 6,309      $  761     $    4    $   (32)     $ 7,034
  Machinery and equipment. . . . . . . .    26,150       2,759        776         68       28,201
  Computer and peripheral equipment. . .     3,851         907        253        (35)       4,470
  Office furniture and equipment . . . .     2,794         471         87        (97)       3,081
  Automotive equipment . . . . . . . . .     1,207         273        123        (29)       1,328
  Other transportation equipment . . . .     2,968         545      3,013                     500
  Other. . . . . . . . . . . . . . . . .     4,604         535        167        (58)       4,914
                                           -------      ------     ------    -------      -------
                                           $47,883      $6,251     $4,423    $  (183)     $49,528
                                           =======      ======     ======    =======      =======


                                                                     Schedule IX

                           DANIEL INDUSTRIES, INC.

                            SHORT-TERM BORROWINGS
                      (in thousands except percentages)

==================================================================================================
                                                                                       Weighted
                                                              Maximum       Average     average
                                                Weighted      amount        amount     interest
           Category of             Balance at    average     outstanding  outstanding    rate
            aggregate                 end       interest     during the   during the   during the
     short-term borrowings (a)     of period      rate         period      period (b)  period (c)
==================================================================================================
For the year ended
     September 30, 1994:

     Bank borrowings . . . . . . .  $5,900        5.54%       $16,000       $4,153       5.10%


- ----------

(a) Borrowings during fiscal 1994 were made under bank lines of credit. Maturities ranged from one to 61 days.

(b) Average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by the number of days in the fiscal year.

(c) Weighted average interest rate during the period was computed by dividing the actual short-term interest expense by the average amount outstanding during the period as described in (b) above.

                            INDEX TO EXHIBITS


Exhibit
Number
- ------
  2.1    -       Plan and Agreement of Merger dated as of January 22, 1988, by and between Daniel Industries, Inc., a
                 Texas corporation ("Daniel Texas"), and Daniel Industries, Inc., a Delaware corporation (the
                 "Company"), filed as Exhibit 2.1 to the Company's Registration of Securities of Certain Successor
                 Issuers on Form 8-B, and hereby incorporated by reference herein.

  3.1    -       Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration of
                 Securities of Certain Successor Issuers on Form 8-B dated May 5, 1988, and hereby incorporated by reference herein.

  3.2    -       Bylaws of the Company, as amended through February 25, 1994.

  3.3    -       Certificate of Designation, Powers, Preferences and Rights of Series A Junior Participating Preferred
                 Stock filed as Exhibit 3.3 in the Company's Amendment to Application or Report on Form 8, and hereby incorporated by reference herein.

  4.1    -       Note Purchase Agreement dated as of December 5, 1988, between the Company and The Variable Annuity Life
                 Insurance Company, The Mutual Benefit Life Insurance Company, MONY Life Insurance Company of America
                 and MONY Legacy Life Insurance Company (including the form of the Company's Senior Notes in the aggregate in the principal amount of $20,000,000) filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1988, and hereby incorporated by reference herein.

  4.2    -       Rights Agreement dated as of May 31, 1990, between the Company and Wachovia Bank and Trust Company,
                 N.A., as Rights Agent, filed as Exhibit 1 to the Company's Registration of Certain Classes of
                 Securities on Form 8-A filed June 5, 1990, and hereby incorporated by reference herein.

                                    INDEX TO EXHIBITS


Exhibit
Number
- ------
  4.3    -       Certificate of Designation, Powers, Preferences and Rights of Series A Junior Participating Preferred
                 Stock (included as Exhibit 3.3 hereto).

 10.1    -       Description of the Company's key employees' bonus arrangement filed as Exhibit 10.1 in the Company's
                 Amendment to Application or Report on Form 8, and hereby incorporated by reference herein.

 10.2    -       1977 Stock Option Plan, as amended and restated on December 16, 1993.

 10.3    -       1981 Stock Option Plan, as amended and restated on December 31, 1986, filed as Exhibit 19.2 to Daniel
                 Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, and hereby incorporated by reference herein.

 10.4    -       Form of Director's Stock Option Agreements dated October 9, 1986, between Daniel Texas and the several non-employee directors, filed as Exhibit 19.1 to Daniel Texas's Quarterly Report on Form 10-Q for the
                 quarter ended March 31, 1987, and hereby incorporated by reference herein.

 10.5    -       Form of Agreement dated as of February 9, 1984, Amending and Restating Employment Agreement between
                 Daniel Texas and Each of W. A. Griffin and H. D. Morrison, Jr. filed as Exhibit 10.5 in the Company's
                 Amendment to Application or Report on Form 8, and hereby incorporated by reference herein.

 10.6    -       Deferred Compensation Agreement for Employees effective as of October 31, 1986, filed as Exhibit 19.3 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, and hereby incorporated by reference herein.

 10.7    -       Agreement Amending Amended and Restated Director's Stock Option Agreement between the Company and
                 Gibson Gayle, Jr. filed as Exhibit 19.1 to the Company's Quarterly Report on Form

                               INDEX TO EXHIBITS


Exhibit
Number
- ------
                 10-Q for the quarter ended March 31, 1991, and hereby incorporated by reference herein.

 10.8    -       Agreement Amending Amended and Restated Director's Stock Option Agreement between the Company and each of Ronald C. Lassiter, William C. Morris, Joseph L. Parrish, Richard L. O'Shields and James R. Whatley,
                 filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30,
                 1991, and hereby incorporated by reference herein.

 10.9   -        Agreement amending Director's Stock Option Agreement between the Company and Leo E. Linbeck, Jr., filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991, and hereby incorporated by reference herein.

  21     -       Subsidiaries of the Company.

  23     -       Consent of Independent Accountants.

  27     -       Financial data schedule.