Form 10-Q
period 1994-12-31
DANIEL INDUSTRIES INC
filed 1995-02-13
CIK 26821

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       DECEMBER 31, 1994
                              ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                               ---------------------      ---------------------


Commission File Number       1-6098
                      ---------------------


                           DANIEL INDUSTRIES, INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                              74-1547355
- -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   9753 Pine Lake Drive, Houston, Texas  77055
              --------------------------------------------------
             (Address of principal executive offices)    (Zip Code)


                                   713-467-6000
                      ---------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .     No      .
                                               -----         -----

         On February 3, 1995, there were outstanding 12,032,470 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                            DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                    December 31,    September 30,
                                                        1994             1994
                                                    ------------    -------------
                                                           (in thousands)
                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents                           $  3,396           $  2,520
  Receivables, net of reserve of $238 and $243          38,488             38,146
  Costs in excess                                        7,350             14,888
  Inventories                                           45,063             45,314
  Deferred taxes on income                               5,051              5,126
  Other                                                  5,488              5,657
                                                      --------           --------
       Total current assets                            104,836            111,651
Property, plant and equipment at cost, net              68,722             69,796
Intangibles and other assets                             9,509              5,890
                                                      --------           --------
                                                      $183,067           $187,337
                                                      ========           ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Notes payable                                       $ 10,250           $  5,900
  Current maturities of long-term debt                   2,857              2,857
  Accounts payable                                      12,664             16,946
  Accrued expenses                                      18,771             19,958
                                                      --------           --------
       Total current liabilities                        44,542             45,661
Long-term debt                                           8,572             11,429
Deferred taxes on income                                 8,160              8,367
                                                      --------           --------
       Total liabilities                                61,274             65,457
                                                      --------           --------

Stockholders' equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, 150,000
    shares designated as Series A junior
    participating preferred stock, no
    shares issued or outstanding
  Common stock, $1.25 par value,
    20,000,000 shares authorized,
    12,032,470 shares issued                            15,041             15,041
  Capital in excess of par value                        89,675             89,675
  Translation component                                 (2,208)            (2,061)
  Retained earnings                                     19,285             19,225
                                                      --------           --------
       Total stockholders' equity                      121,793            121,880
                                                      --------           --------
                                                      $183,067           $187,337
                                                      ========           ========

   See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

     (In thousands of dollars, except per share data and number of shares)
                                  (Unaudited)



                                                Three Months Ended December 31,
                                               ----------------------------------

                                                   1994                  1993
                                               ------------          ------------
Revenues                                         $42,298               $40,575
                                                 -------               -------

Costs and expenses:
  Cost of sales                                   26,219                25,039
  Depreciation and amortization                    2,234                 1,823
  Selling and administrative expenses             11,662                13,485
  Research and development expenses                  794                   968
  Interest expense                                   525                   466
                                                 -------               -------

      Total expenses                              41,434                41,781
                                                 -------               -------

Income (loss) before income
  tax expense (benefit)                              864                (1,206)

Income tax expense (benefit)                         263                  (365)
                                                 -------               -------

      Net income (loss)                          $   601               $  (841)
                                                 =======               =======

Earnings (loss) per common share                 $   .05               $  (.07)
                                                 =======               =======

Cash dividends per common share                  $  .045               $  .045
                                                 =======               =======

Average number of shares outstanding          12,032,470            12,028,233
                                              ==========            ==========




   See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)

                                  (Unaudited)

                                                             Three Months Ended December 31,
                                                            ----------------------------------

                                                                1994                  1993
                                                            ------------          ------------
                                                                      (in thousands)
Cash flows from operating activities:
  Net income (loss)                                           $   601              $   (841)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                           2,234                 1,823
        Changes in operating assets and
          liabilities                                           2,250                (3,959)
                                                              -------              --------

Net cash provided by (used in) operating
  activities                                                    5,085                (2,977)
                                                              -------              --------

Cash flows from investing activities:
  Acquisition of product line                                  (4,177)
  Capital expenditures                                         (1,016)               (3,373)
  Proceeds from sales of assets                                    55                     2
                                                              -------              --------

Net cash used in investing activities                          (5,138)               (3,371)
                                                              -------              --------

Cash flows from financing activities:
  Net borrowings on lines of credit                             4,350
  Payments on long-term debt                                   (2,857)               (2,857)
  Cash dividends paid                                            (541)                 (542)
  Activity under stock option plan                                                       27
                                                              -------              --------

Net cash provided by (used in) financing
  activities                                                      952                (3,372)
                                                              -------              --------

Effect of exchange rate changes on cash                           (23)                  (51)
                                                              -------              --------

Increase (decrease) in cash and cash
  equivalents                                                     876                (9,771)

Cash and cash equivalents, beginning of period                  2,520                23,220
                                                              -------              --------
Cash and cash equivalents, end of period                      $ 3,396              $ 13,449
                                                              =======              ========





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

         These condensed statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.


Note 2 - Acquisition

         In October 1994, the Company acquired certain assets of another company relating to its orifice metering product line. Acquisition and related costs of $4,177,000 were paid in cash. The operations related to this acquisition, which was accounted for under the purchase method, are not material to the Company's results of operations.

Note 3 - Inventories

         Major components of inventories include:

                                                   December 31,          September 30,
                                                       1994                  1994
                                                   ------------          -------------
                                                             (in thousands)
Raw materials                                        $15,248                 $16,412
Work-in-process                                        9,771                   8,854
Finished goods                                        27,582                  27,490
                                                     -------                 -------
                                                      52,601                  52,756
Less LIFO reserve                                      7,538                   7,442
                                                     -------                 -------
                                                     $45,063                 $45,314
                                                     =======                 =======


Note 4 - Accrued Expenses

         Accrued expenses are summarized as follows:

                                                December 31,          September 30,
                                                    1994                  1994
                                                ------------          -------------
                                                          (in thousands)
Other accrued expenses                            $13,284                $14,873
Accrued taxes other than income                     3,491                  2,809
Salaries and wages                                  1,996                  2,276
                                                  -------                -------
                                                  $18,771                $19,958
                                                  =======                =======

Note 5 - Notes Payable

         At December 31, 1994, the Company had uncommitted short-term lines of credit aggregating approximately $40,000,000. Loans under these lines may be made in such amounts and at such maturities and interest rates as are offered by banks and accepted by the Company at the time of each borrowing. At December 31, 1994, borrowings under these lines were $10,250,000. These borrowings were at a weighted average interest rate of 6.65% and were due on January 3, 1995. These borrowings were subsequently replaced with other borrowings under these lines.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations

Three Months Ended December 31, 1994 vs. Three Months Ended December 31, 1993

         Consolidated revenues increased 4% to $42,298,000 for the three months ended December 31, 1994. Revenues in the flow measurement segment were $29,716,000 for the current quarter compared to revenues of $29,816,000 for the same period last year. Within the flow measurement segment, the mix of revenues among metering equipment, electronics products and flow measurement systems remained at approximately 50%, 25% and 25% of revenues, respectively, unchanged from the same period last year. The energy products segment posted an 18% increase in revenues to $12,532,000 benefitting in the current period from the shipment of three large orders for gate valves and price increases for fastener products.

         The consolidated gross profit margin for the three months ended December 31, 1994, was 38%, unchanged from the gross profit margin for the same period last year. The gross profit margin in the flow measurement segment declined slightly to 41% of revenues in the current period, compared to 42% of revenues last year. The gross profit margin in the energy products segment improved significantly to 30% of revenues in the current period, from 26% last year benefitting from the price increases for fastener products.

         Depreciation and amortization expenses increased 23% to $2,234,000 from the prior year due primarily to the amortization of intangibles associated with the acquisition in fiscal 1995 (see Note 2 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS).

         Selling and administrative expenses declined 14% to $11,662,000 for the three months ended December 31, 1994 compared to the same period last year. These expenses declined to 28% of revenues in the current period, compared to 33% of revenues last year principally as a result of cost reduction efforts initiated in early fiscal 1995.

         Interest expense increased 13% to $525,000 for the three months ended December 31, 1994 due to increased short- term borrowing levels, partially offset by lower long-term debt levels.

         The effective tax rate of 30% for the three months ended December 31, 1994, is consistent with the rate for the same period last year.

         In February 1995, the Company announced the adoption of a strategic restructuring plan. This plan is being undertaken to improve the Company's overall profitability through a greater focus on high margin and market leading product lines. The plan identifies product lines in the metering equipment, electronics, gas metering systems and valve groups as core products for further development. The plan also identifies non-core business groups and product lines which the Company intends to divest or discontinue, including Daniel Industrial, Inc. and Daniel En-Fab Systems, Inc. It is anticipated that annualized savings from restructuring will be in the range of $8 to $10 million, in addition to proceeds from the divested business groups and product lines. The Company expects personnel reductions in the corporate headquarters and in the core business groups to be in excess of 100 people. The Company will announce more specific cost reduction estimates later and expects a one-time restructuring charge to be taken in fiscal 1995 when the amount is finalized.


                        Liquidity and Capital Resources

         The primary sources of the Company's liquidity for the three months ended December 31, 1994 were internally generated funds, short-term borrowings and cash and cash equivalents available at the beginning of the year. These funds were used primarily for the acquisition of certain assets related to a product line (see Note 2 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS), payments on long-term debt, capital expenditures and the payment of dividends.

         Net cash provided by operations for the three months ended December 31, 1994 was $5,085,000 due to profitable operations and a decline in unbilled costs incurred on long-term construction contracts, partially offset by decreased accounts payable.

         In fiscal 1995 and fiscal 1994, the Company relied upon short-term borrowings under its bank lines of credit to supplement its working capital and other cash requirements. At December 31, 1994, the Company had uncommitted short- term lines of credit aggregating approximately $40,000,000. At December 31, 1994 and February 3, 1995, borrowings under these lines were $10,250,000 and $8,000,000, respectively, at weighted average interest rates of 6.65% and 6.48%, respectively. While the Company expects its borrowing requirements to generally decrease in fiscal 1995 from current levels, the timing of one or several major expenditures or receipts may affect the level of borrowings at a particular point in time.

         Working capital at December 31, 1994, included $45,063,000 of inventory, which is not as liquid as other current assets.

         The Company anticipates capital expenditures in fiscal 1995 of approximately $6,000,000. Capital expenditures for the three months ended December 31, 1994 were $1,016,000.

         The Company considers its financial position to be strong, with a working capital ratio of 2.4 to 1.0 and debt to total capitalization of 15%. As previously mentioned, the Company adopted a strategic restructuring plan. The Company expects to have considerable flexibility with cash proceeds from divestitures as well as borrowing capacity to make acquisitions to complement its core business groups.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company. Additionally, in the ordinary course of business, the Company issues standby letters of credit and bank guarantees as security for advances, progress payments and performance on long-term contracts. The Company is contingently liable for such obligations which amounted to approximately $32,000,000 at December 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27 - Financial Data Schedule

         (b) The Company did not file any report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DANIEL INDUSTRIES, INC.
                                                  ---------------------------
                                                         (Registrant)





Date   February 10, 1995                        By  /s/ W. A. Griffin, III
    -----------------------                       ----------------------------

                                                        W. A. Griffin, III
                                                            President
                                                     (Chief Executive Officer)





Date   February 10, 1995                        By  /s/ Henry G. Schopfer, III
    -----------------------                       ----------------------------

                                                        Henry G. Schopfer, III
                                                        Vice President, Finance
                                                       (Chief Financial Officer)

                              INDEX TO EXHIBITS



 Exhibits


    27 - Financial Data Schedule