Form 10-Q
period 1995-03-31
DANIEL INDUSTRIES INC
filed 1995-05-12
CIK 26821

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

         On May 5, 1995, there were outstanding 12,034,675 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                            DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                    March 31,     September 30,
                                                      1995             1994
                                                  ------------    -------------
                                                         (in thousands)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents                         $  5,487        $  2,520
  Receivables, net of reserve of $201 and $243        29,252          38,146
  Costs in excess                                      1,295          14,888
  Inventories                                         30,651          45,314
  Deferred taxes on income                             7,132           5,126
  Other                                                1,751           5,657
  Net assets held for sale                            33,946
                                                    --------        --------
          Total current assets                       109,514         111,651
Property, plant and equipment at cost, net            55,506          69,796
Intangibles and other assets                           3,714           5,890
                                                    --------        --------
                                                    $168,734        $187,337
                                                    ========        ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Notes payable                                     $  9,200        $  5,900
  Current maturities of long-term debt                 2,857           2,857
  Accounts payable                                    10,609          16,946
  Accrued expenses                                    18,669          19,958
                                                    --------        --------
          Total current liabilities                   41,335          45,661
Long-term debt                                         8,571          11,429
Deferred taxes on income                               4,949           8,367
                                                    --------        --------
          Total liabilities                           54,855          65,457
                                                    --------        --------

Stockholders' equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, 150,000
    shares designated as Series A junior
    participating preferred stock, no
    shares issued or outstanding
  Common stock, $1.25 par value,
    20,000,000 shares authorized,
    12,034,675 and 12,032,470 shares issued           15,043          15,041
  Capital in excess of par value                      89,687          89,675
  Translation component                                  111          (2,061)
  Retained earnings                                    9,038          19,225
                                                    --------        --------
          Total stockholders' equity                 113,879         121,880
                                                    --------        --------
                                                    $168,734        $187,337
                                                    ========        ========

     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

      (In thousands of dollars, except per share data and number of shares)
                                 (Unaudited)



                              Quarter Ended March 31,    Six Months Ended March 31,
                            --------------------------   --------------------------
                               1995            1994         1995            1994
                            ----------      ----------   ----------      ----------
Revenues                     $ 38,737        $ 48,632     $ 81,035        $ 89,207
                             --------        --------     --------        --------

Costs and expenses:
  Cost of sales                27,460          31,953       53,679          56,992
  Depreciation and
    amortization                1,950           1,873        4,184           3,696
  Selling and admin-
    istrative expenses         10,405          13,221       22,067          26,706
  Research and develop-
    ment expenses                 750             959        1,544           1,927
  Unusual items                12,330                       12,330
  Interest expense                502             410        1,027             876
                             --------        --------     --------        --------

         Total expenses        53,397          48,416       94,831          90,197
                             --------        --------     --------        --------

Income (loss) before
  income tax expense
  (benefit)                   (14,660)            216      (13,796)           (990)

Income tax expense
  (benefit)                    (4,955)             96       (4,692)           (269)
                             --------        --------     --------        --------

         Net income (loss)   $ (9,705)       $    120     $ (9,104)       $   (721)
                             ========        ========     ========        ========

Earnings (loss) per
  common share               $   (.81)       $    .01     $   (.76)       $   (.06)
                             ========        ========     ========        ========

Cash dividends per
  common share               $   .045        $   .045     $    .09        $    .09
                             ========        ========     ========        ========

Average number of shares
  outstanding              12,033,377      12,030,265   12,032,918      12,029,238
                           ==========      ==========   ==========      ==========




     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)

                                  (Unaudited)


                                                      Six Months Ended March 31,
                                                      --------------------------
                                                        1995              1994
                                                      -------           --------
                                                            (in thousands)
Cash flows from operating activities:
  Net loss                                            $(9,104)          $   (721)
    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
        Non-cash portion of restructuring
          and other items                              11,124
        Depreciation and amortization                   4,184              3,696
        Changes in operating assets and
          liabilities                                   1,759             (9,539)
                                                      -------           --------

Net cash provided by (used in) operating
  activities                                            7,963             (6,564)
                                                      -------           --------

Cash flows from investing activities:
  Acquisition of product line                          (4,177)
  Capital expenditures                                 (2,404)            (6,631)
  Proceeds from sales of investment securities          2,039              1,000
  Proceeds from sales of assets                            57                127
                                                      -------           --------

Net cash used in investing activities                  (4,485)            (5,504)
                                                      -------           --------

Cash flows from financing activities:
  Net borrowings on lines of credit                     3,300
  Payments on long-term debt                           (2,858)            (2,857)
  Cash dividends paid                                  (1,083)            (1,083)
  Activity under stock option plan                         14                 27
                                                      -------           --------

Net cash used in financing activities                    (627)            (3,913)
                                                      -------           --------

Effect of exchange rate changes on cash                   116                (54)
                                                      -------           --------

Increase (decrease) in cash and cash
  equivalents                                           2,967            (16,035)

Cash and cash equivalents, beginning of period          2,520             23,220
                                                      -------           --------
Cash and cash equivalents, end of period              $ 5,487           $  7,185
                                                      =======           ========





     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - General
- ----------------

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

         In connection with the determination of certain restructuring and other charges recognized in the second quarter of fiscal 1995, the Company elected early adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective for fiscal years beginning after December 15, 1995, which is the Company's fiscal 1997.


Note 2 - Restructuring and Other Items
- --------------------------------------

         In February 1995, the Company announced that its Board of Directors approved and adopted a restructuring plan to improve the Company's overall profitability through a greater focus on high margin and market leading product lines and cost reductions in overhead and direct expenses.

         In the second quarter of fiscal 1995, the Company recorded pretax charges of $16,115,000 relating to restructuring and other items as follows:

                                                         (in thousands)
         Recorded as unusual items:
                 Employee terminations                        $ 3,997
                 Impairments of property, plant
                   and equipment and other assets               7,339
                 Expenses incurred in connection
                   with an unsolicited merger
                   proposal                                       600
                 Other                                            394
                                                              -------
                                                               12,330

         Recorded as cost of sales adjustments:
                 Inventory writedowns                           3,785
                                                              -------

         Total charges                                        $16,115
                                                              =======

Charges for asset impairments and writedowns are non-cash in nature.

         At March 31, 1995, the Company's reserve for employee terminations totaled $2,535,000; approximately one-half of the 245 planned terminations had occurred as of that date.

         As part of the restructuring plan, the Company announced its plan to divest identified non-core product lines. The largest such unit, Daniel Industrial, Inc., manufactures flanges, stud bolts and ring gaskets. The Company is actively pursuing sales of its non-core product lines and expects to complete the sales in the second half of fiscal 1995.

         At March 31, 1995, the Company recorded a current asset of $33,946,000 representing the book value of net assets held for sale consisting primarily of inventory and property, plant and equipment of $16,700,000 and $12,500,000, respectively. Any gain or loss from divestitures of non-core product lines will be recorded in the periods the transactions are finalized.

         The results of operations for non-core businesses included in the Consolidated Statement of Operations are as follows:

                           Quarter Ended March 31,   Six Months Ended March 31,
                          -------------------------  --------------------------
                              1995          1994         1995          1994
                            --------      --------     --------      --------
                                             (in thousands)
         Revenues               $9,869        $8,167       $17,856       $15,549

         Operating
           Income (Loss)           526        (1,155)          739        (2,407)

         Operating income (loss) amounts have been determined based upon management's estimate of certain costs and expenses which have been allocated to the non-core product lines.


Note 3 - Acquisition
- --------------------

         In October 1994, the Company acquired certain assets of another company relating to its orifice metering product line. Acquisition and related costs of $4,177,000 were paid in cash. The operations related to this acquisition, which was accounted for under the purchase method, are not material to the Company's results of operations.

Note 4 - Inventories
- --------------------

         Major components of inventories include:

                                                      March 31,      September 30,
                                                        1995             1994
                                                      ---------      -------------
                                                            (in thousands)
Raw materials                                          $12,133           $16,412
Work-in-process                                          9,579             8,854
Finished goods                                          13,756            27,490
                                                       -------           -------
                                                        35,468            52,756
Less LIFO reserve                                        4,817             7,442
                                                       -------           -------
                                                       $30,651           $45,314
                                                       =======           =======

Note 5 - Accrued Expenses
- -------------------------

         Accrued expenses are summarized as follows:


                                                  March 31,      September 30,
                                                    1995             1994
                                                ------------     -------------
                                                        (in thousands)
Other accrued expenses                            $13,076            $14,873
Reserve for restructuring                           2,535
Salaries and wages                                  1,711              2,276
Accrued taxes other than income                     1,347              2,809
                                                  -------            -------
                                                  $18,669            $19,958
                                                  =======            =======


Note 6 - Notes Payable
- ----------------------

         At March 31, 1995, the Company had uncommitted short-term lines of credit aggregating approximately $40,000,000. Loans under these lines may be made in such amounts and at such maturities and interest rates as are offered by banks and accepted by the Company at the time of each borrowing. At March, 31, 1995, borrowings under these lines were $9,200,000. These borrowings were at a weighted average interest rate of 6.69% and were due on or before April 27, 1995. Some borrowings were subsequently replaced with other borrowings under these lines.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations

Restructuring and Other Unusual Charges

         In February 1995, the Company announced that its Board of Directors approved and adopted a restructuring plan to improve the Company's overall profitability through a greater focus on high margin and market leading product lines, and annual cost reductions in overhead and direct expenses of approximately $8 to $10 million. Significant benefits of the restructuring are expected to be realized in the second half of fiscal 1995. As discussed in
Note 2 to NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, the Company recorded charges aggregating $16,115,000 related to employee terminations, inventory writedowns, impairment of certain assets and other costs.

Six Months Ended March 31, 1995 vs. Six Months Ended March 31, 1994

         Consolidated revenues decreased 9% to $81,035,000 for the current period compared to $89,207,000 for the same period last year. Revenues in the flow measurement segment were $55,486,000 in the current period compared to $65,913,000 last year. Revenues from sales of flow measurement systems, which accounted for 23% and 34% of this segment's revenues in the respective periods, declined due to the Company's decreased focus on large measurement systems and the inclusion in the prior year of revenues related to the construction of two large gas metering stations destined for the North Sea. Revenues from sales of flow measurement products remained unchanged between the two periods, although the mix of revenues from domestic customers increased to 56% of revenues from 49% of revenues last year. This change represents an improvement in domestic market share for the Company's flow measurement products as a result of the product line acquisition mentioned in Note 3 to NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS. Revenues in the energy products segment increased 10% to $25,422,000 from $23,033,000 last year. Revenues from sales of fastener products, which accounted for 50% and 45% of this segment's revenues in the respective periods, benefitted from price increases and improved demand as a result of improved deliverability of fastener products. Revenues from sales of pipeline valves were unchanged between the two periods.

         The consolidated gross profit margin for the six months ended March 31, 1995 declined to 34% of revenues from 36% of revenues last year. Margins were negatively impacted in the current period by the $3,785,000 charge for inventory writedowns recorded in connection with the Company's focus on its strategic plan related to ongoing business, implemented during the second quarter of fiscal 1995. The gross profit margin in the flow measurement segment declined to 38% of revenues in the current period from 39% of revenues last year. This decline is due to the charge for inventory writedowns partially offset by a favorable change in product mix towards sales of products, which earn higher margins than sales of flow measurement systems. The gross profit margin in the energy products segment declined to 24% of revenues in the current period compared to 26% of revenues last year. This decline is due to the charge for inventory writedowns partially offset by improved margins for fastener products due to price increases.

         Depreciation and amortization expenses increased 13% to $4,184,000 from the prior year due to the amortization of intangibles associated with the acquisition in fiscal 1995 (see Note 3 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS) partially offset by the discontinuation of depreciation of assets held for sale.

         Consolidated selling and administrative ("S&A") expenses declined 17% to $22,067,000 in the current period. S&A expenses in the flow measurement segment declined 13% to $14,101,000, expenses in the energy products segment declined 28% to $4,861,000 and corporate expenses declined 15% to $3,105,000. These declines are attributable to the decreases in revenues and the realization of early benefits from the restructuring program.

         The unusual charges of $12,330,000 represents restructuring and other charges as previously discussed.

         Interest expense increased 17% to $1,027,000 from the prior period due to increased short-term borrowing levels partially offset by lower long-term debt levels.


Quarter Ended March 31, 1995 vs. Quarter Ended March 31, 1994

         Consolidated revenues decreased 20% to $38,737,000 for the quarter ended March 31, 1995. Revenues in the flow measurement segment were $25,770,000 for the current quarter compared to $36,097,000 for the same period last year. This decline is due to the inclusion in the prior year of revenues related to the construction of two large gas metering stations destined for the North Sea, and the Company's decreased focus on large measurement systems in the current year. Revenues from sales of flow measurement systems represented 18% and 39% of this segment's revenues in the respective periods. Revenues from sales of metering and electronics products were unchanged between the two periods, although the mix of revenues from domestic customers increased to 56% of revenues in the current quarter from 48% of revenues in the prior period. This change represents an improvement in domestic demand for the Company's products as a result of the product line acquisition. Revenues in the energy products segment increased 4% to $12,890,000 for the current quarter. Revenues from sales of fastener products, which accounted for 53% and 44% of this segment's revenues in the respective periods, benefitted from price increases and improved demand as a result of improved deliverability of fastener products. This increase was partially offset by decreased sales of valve products due to the slowdown in pipeline construction which reduced demand for the Company's fabricated large diameter gate valves.

         The consolidated gross profit margin for the quarter ended March 31, 1995 declined to 29% of revenues compared to 34% of revenues last year.
Margins were negatively impacted in the current period by the $3,785,000 charge for inventory writedowns recorded in connection with the Company's focus on its strategic plan related to ongoing business, implemented during the second quarter of fiscal 1995. The gross profit margin in the flow measurement segment declined to 35% of revenues in the current period from 37% of revenues last year. This decline is due to the charge for inventory writedowns partially offset by a favorable change in product mix towards sales of products, which earn higher margins than sales of flow measurement systems.
The gross profit margin in the energy products segment declined to 17% of revenues in the current period compared to 25% of revenues last year. This decline is due to the charge for inventory writedowns partially offset by improved margins for fastener products due to price increases.

         Depreciation and amortization expenses increased 4% to $1,950,000 from the prior year due to the amortization of intangibles associated with the acquisition in fiscal 1995 (see Note 3 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS) and additional capital expenditures in fiscal 1994 in the flow measurement segment, partially offset by the discontinuation of depreciation of assets held for sale.

         Consolidated S&A expenses declined 21% to $10,405,000 in the current period. S&A expenses in the flow measurement segment declined 15% to $6,719,000, expenses in the energy products segment declined 32% to $2,334,000 and corporate expenses declined 27% to $1,352,000. These declines are attributable to the decreases in revenues and the realization of early benefits from the restructuring program.

         The unusual item of $12,330,000 recorded in the current quarter represents restructuring and other charges as previously discussed.

         Interest expense increased 22% to $502,000 from the prior period due to increased short-term borrowing levels, partially offset by lower long-term debt levels.

                        Liquidity and Capital Resources

         The primary sources of the Company's liquidity for the six months ended March 31, 1995 were internally generated funds, short-term borrowings, proceeds from sales of investment securities and cash and cash equivalents available at the beginning of the year. These funds were used primarily for the acquisition of certain assets related to a product line (See Note 3 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS), payments on long-term debt, capital expenditures and payments of dividends.

         Net cash provided by operations for the six months ended March 31, 1995 was $7,963,000 consisting primarily of a decline in unbilled costs incurred on long-term construction contracts and a net decline in receivables and payables, consistent with the decrease in revenues in the flow measurement segment.

         During the second quarter of fiscal 1995, the Company recorded charges of $16,115,000 related to restructuring and other items. The non-cash portion of these charges, representing asset impairments and writedowns, aggregated $11,124,000. The remaining charges represented employee terminations and other costs aggregating $4,991,000, of which $3,429,000 was accrued at March 31, 1995. The Company expects to pay the remainder of these costs over the next twelve months.

         Working capital at March 31, 1995, included $30,651,000 in inventory, which is not as liquid as other current assets.

         In the first six months of fiscal 1995 and in fiscal 1994, the Company relied upon short-term borrowings under its bank lines of credit to supplement its working capital and other cash requirements. At March 31, 1995, the Company had uncommitted short-term lines of credit aggregating approximately $40,000,000. At March 31, 1995 and May 5, 1995, borrowings under these lines were $9,200,000 and $8,200,000, respectively, at weighted average interest rates of 6.69% and 6.62%, respectively. While the Company expects its borrowing requirements to generally decrease in fiscal 1995 from current levels, the timing of one or several major expenditures or receipts may affect the level of borrowings at a particular point in time. As previously mentioned, the Company adopted a strategic restructuring plan. The Company expects to have considerable flexibility with cash proceeds from divestitures as well as borrowing capacity to make acquisitions to complement its core business groups.

         The Company anticipates capital expenditures in fiscal 1995 of approximately $6,000,000. Capital expenditures for the six months ended March 31, 1995 were $2,404,000.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibit 27 - Financial Data Schedule
         (b) During the quarter for which this report is filed, the Company filed a Report on Form 8-K dated February 9, 1995. That Report described the adoption, by the Company's
                 Board of Directors, of a strategic restructuring plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DANIEL INDUSTRIES, INC.
                                        -----------------------
                                               (Registrant)




Date    May 12, 1995                     By  /s/ W. A. Griffin, III
                                         ----------------------------
                                               W. A. Griffin, III
                                                 President and
                                           Chief Executive Officer



Date    May 12, 1995                     By  /s/ Henry G. Schopfer, III
                                         ---------------------------------
                                              Henry G. Schopfer, III
                                                Vice President and
                                              Chief Financial Officer

                         EHIBIT INDEX

                 Exhibit No.       Description
                 -----------       -----------

                     27  --  Financial Data Schedule