Form 10-Q
period 1995-06-30
DANIEL INDUSTRIES INC
filed 1995-08-11
CIK 26821

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       JUNE 30, 1995
                              --------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                               ---------------------      ----------------------

Commission File Number       1-6098
                      -----------------------

                             DANIEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          74-1547355
- -------------------------------                       ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                   9753 Pine Lake Drive, Houston, Texas  77055
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)


                                   713-467-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X .     No    .
                                                ---         ---

         On August 4, 1995, there were outstanding 12,083,485 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                            DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
     (In thousands of dollars, except per share data and number of shares)
                                  (Unaudited)

                                                    June 30,      September 30,
                                                     1995             1994
                                                 ------------    -------------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents                        $  9,927        $  2,520
  Receivables, net of reserve of $204 and $243       27,032          38,146
  Costs in excess                                     2,318          14,888
  Inventories                                        35,933          45,314
  Deferred taxes                                      7,424           5,126
  Other                                               3,435           5,657
  Net assets held for sale                           34,431
                                                   --------        --------
          Total current assets                      120,500         111,651
Property, plant and equipment at cost, net           53,912          69,796
Intangibles and other assets                          3,429           5,890
                                                   --------        --------
                                                   $177,841        $187,337
                                                   ========        ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
  Notes payable                                    $ 13,400        $  5,900
  Current maturities of long-term debt                2,857           2,857
  Accounts payable                                   14,388          16,946
  Accrued expenses                                   17,578          19,958
                                                   --------        --------
          Total current liabilities                  48,223          45,661
Long-term debt                                        8,571          11,429
Deferred taxes                                        6,116           8,367
                                                   --------        --------
          Total liabilities                          62,910          65,457
                                                   --------        --------

Stockholders' equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, 150,000
    shares designated as Series A junior
    participating preferred stock, no
    shares issued or outstanding
  Common stock, $1.25 par value,
    20,000,000 shares authorized,
    12,083,485 and 12,032,470 shares issued          15,104          15,041
  Capital in excess of par value                     90,188          89,675
  Translation component                                (138)         (2,061)
  Retained earnings                                   9,777          19,225
                                                   --------        --------
          Total stockholders' equity                114,931         121,880
                                                   --------        --------
                                                   $177,841        $187,337
                                                   ========        ========

     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

     (In thousands of dollars, except per share data and number of shares)
                                  (Unaudited)



                                Quarter Ended June 30,     Nine Months Ended June 30,
                              --------------------------   --------------------------

                                  1995            1994         1995            1994
                              ----------      ----------   ----------      ----------
Revenues                     $    42,028      $   56,239    $ 123,063       $ 145,446
                             -----------      ----------    ---------       ---------

Costs and expenses:
  Cost of sales                   24,468          38,347       78,147          95,339
  Depreciation and
    amortization                   1,673           1,977        5,857           5,673
  Selling and admin-
    istrative expenses            11,359          13,490       33,426          40,196
  Research and develop-
    ment expenses                    621           1,048        2,165           2,975
  Unusual items                                                12,330
  Loss on disposal
    of asset                       1,371                        1,371
  Interest expense                   493             475        1,520           1,351
                             -----------      ----------    ---------       ---------

         Total expenses           39,985          55,337      134,816         145,534
                             -----------      ----------    ---------       ---------

Income (loss) before
  income tax expense
  (benefit)                        2,043             902      (11,753)            (88)

Income tax expense
  (benefit)                          762             425       (3,930)            156
                             -----------      ----------    ---------       ---------

         Net income (loss)   $     1,281      $      477    $  (7,823)      $    (244)
                             ===========      ==========    =========       =========

Earnings (loss) per
  common share               $       .11      $      .04    $    (.65)      $    (.02)
                             ===========      ==========    =========       =========

Cash dividends per
  common share               $      .045      $     .045    $    .135       $    .135
                             ===========      ==========    =========       =========

Average number of shares
  outstanding                 12,041,919      12,030,265   12,035,918      12,029,580
                             ===========      ==========   ==========      ==========




     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)

                                  (Unaudited)

                                                     Nine Months Ended June 30,
                                                   ------------------------------

                                                       1995              1994
                                                   ------------      ------------
                                                              (in thousands)

Cash flows from operating activities:
  Net loss                                         $   (7,823)       $      (244)
    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
        Non-cash portion of restructuring
          and other items                              12,495
        Depreciation and amortization                   5,857              5,673
        Changes in operating assets and
          liabilities                                  (1,102)           (27,053)
                                                   ----------        -----------

Net cash provided by (used in) operating
  activities                                            9,427            (21,624)
                                                   ----------        -----------

Cash flows from investing activities:
  Acquisition of product line                          (4,177)
  Capital expenditures                                 (3,612)            (8,924)
  Proceeds from sales of investment securities          2,039              1,000
  Proceeds from sales of assets                            91                290
                                                   ----------        -----------

Net cash used in investing activities                  (5,659)            (7,634)
                                                   ----------        -----------

Cash flows from financing activities:
  Net borrowings on lines of credit                     7,500             14,000
  Payments on long-term debt                           (2,858)            (2,857)
  Cash dividends paid                                  (1,625)            (1,623)
  Activity under stock option plan                        576                 27
                                                   ----------        -----------

Net cash provided by financing activities               3,593              9,547
                                                   ----------        -----------

Effect of exchange rate changes on cash                    46                (40)
                                                   ----------        -----------

Increase (decrease) in cash and cash
  equivalents                                           7,407            (19,751)

Cash and cash equivalents, beginning of period          2,520             23,220
                                                   ----------        -----------
Cash and cash equivalents, end of period           $    9,927        $     3,469
                                                   ==========        ===========





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

         At June 30, 1995, the Company's reserve for employee terminations totaled $1,783,000; approximately two-thirds of the 245 planned terminations had occurred as of that date.

         As part of the restructuring plan, the Company announced its plan to divest identified non-core product lines. In August 1995, the Company sold its airplane. Accordingly, related net assets were classified as a current asset at June 30, 1995 and a loss on disposal of $1,371,000 was recorded in the statement of operations for the June quarter. The Company is engaged in ongoing discussion with prospective buyers for the remaining businesses that are being divested.

         At June 30, 1995, the Company recorded a current asset of $34,431,000 representing the book value of net assets held for sale. These net assets consist primarily of inventory and property, plant and equipment of approximately $14,800,000 and $13,000,000, respectively. Any gain or loss from divestitures of non-core product lines will be recorded in the periods the transactions are finalized.

         The results of operations for non-core businesses included in the Consolidated Statement of Operations are as follows:

                           Quarter Ended June 30,    Nine Months Ended June 30,
                          -------------------------  --------------------------
                              1995         1994          1995          1994
                            --------     --------      --------      --------
                                             (in thousands)
         Revenues              $10,037       $9,782        $27,893       $25,331

         Operating
           Income (loss)         1,250         (461)         1,989        (2,868)

         Operating income (loss) amounts have been determined based upon management's estimate of certain costs and expenses which have been allocated to the non-core product lines. Effective February 1, 1995, depreciation was discontinued on non-core assets held for sale.


Note 3 - Acquisition

         In October 1994, the Company acquired the orifice metering product line assets of another company. Acquisition and related costs of $4,177,000 were paid in cash. The operations related to this acquisition, which was accounted for under the purchase method, are not material to the Company's results of operations.

Note 4 - Inventories
         Major components of inventories include:

                                                     June 30,        September 30,
                                                       1995              1994
                                                   ------------      -------------
                                                              (in thousands)
Raw materials                                        $13,996           $16,412
Work-in-process                                       10,158             8,854
Finished goods                                        16,813            27,490
                                                     -------           -------
                                                      40,967            52,756
Less LIFO reserve                                      5,034             7,442
                                                     -------           -------
                                                     $35,933           $45,314
                                                     =======           =======



Note 5 - Accrued Expenses

         Accrued expenses are summarized as follows:

                                            June 30,        September 30,
                                              1995             1994
                                           ------------     -------------
                                                  (in thousands)
Other accrued expenses                      $11,659            $14,873
Accrued taxes other than income               2,083              2,809
Salaries and wages                            2,053              2,276
Reserve for restructuring                     1,783
                                            -------            -------
                                            $17,578            $19,958
                                            =======            =======



Note 6 - Notes Payable

         At June 30, 1995, the Company had uncommitted short-term lines of credit aggregating approximately $40,000,000. Loans under these lines may be made in such amounts and at such maturities and interest rates as are offered by banks and accepted by the Company at the time of each borrowing. At June 30, 1995, borrowings under these lines were $13,400,000. These borrowings were at a weighted average interest rate of 6.65% and were due on or before July 6, 1995. Some borrowings were subsequently replaced with other borrowings under these lines.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations

Restructuring and Other Unusual Charges

         In February 1995, the Company announced that its Board of Directors approved and adopted a restructuring plan to improve the Company's overall profitability through a greater focus on high margin and market leading product lines, and annual cost reductions in overhead and direct expenses of approximately $8 to $10 million. Significant benefits of the restructuring will be realized in the second half of fiscal 1995. As discussed in Note 2 to NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, the Company recorded charges aggregating $16,115,000 related to employee terminations, inventory writedowns, impairment of certain assets and other costs, and $1,371,000 related to a loss on the sale of the Company's airplane.


Nine Months Ended June 30, 1995 vs. Nine Months Ended June 30, 1994

         Consolidated revenues decreased 15% to $123,063,000 for the current period compared to $145,446,000 for the same period last year. Revenues in the flow measurement segment were $83,441,000 in the current period compared to $106,211,000 last year. Revenues from sales of flow measurement systems, which accounted for 20% and 38% of this segment's revenues in the respective periods, declined primarily due to the inclusion in the prior year of revenues related to the construction of two large gas metering stations destined for the North Sea. Revenues from sales of flow measurement products remained unchanged between the two periods. Revenues in the energy products segment increased slightly to $39,423,000 in the current period from $38,932,000 last year. Revenues from sales of fastener products, which accounted for 52% and 42% of this segment's revenues in the respective periods, benefitted from price increases and improved demand as a result of improved deliverability of fastener products. Revenues from sales of pipeline valves decreased due to the competitive foreign market.

         The consolidated gross profit margin for the nine months ended June 30, 1995 increased to 36% of revenues from 34% of revenues last year. The gross profit margin in the flow measurement segment improved to 41% of revenues in the current period from 37% of revenues last year. This improvement is due to a change in product mix towards sales of products, which earn higher margins than sales of flow measurement systems, partially offset by the charge for inventory writedowns recorded in the second quarter of fiscal 1995 in connection with the Company's focus on its strategic plan related to ongoing business. The gross profit margin in the energy products segment declined slightly to 26% of revenues in the current period compared to 27% of revenues last year. This decline is due to the charge for inventory writedowns partially offset by improved margins for fastener products due to price increases.

         Depreciation and amortization expense increased 3% to $5,857,000 from the prior year due to the amortization of intangibles associated with the acquisition

(see Note 3 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS), partially offset by the discontinuation of depreciation of assets held for sale.

         Consolidated selling and administrative ("S&A") expenses declined 17% to $33,426,000 in the current period. S&A expenses in the flow measurement segment declined 12% to $21,335,000; expenses in the energy products segment declined 23% to $7,800,000 and corporate expenses declined 24% to $4,291,000. These declines are attributable to the decreases in revenues and the realization of benefits from the restructuring program.

         The unusual charges of $12,330,000 represents restructuring and other charges as previously discussed.

         In August 1995, the Company sold its airplane and recorded a loss on disposal of $1,371,000 in the period ended June 30, 1995.

         Interest expense increased 13% from the same period a year ago due to increased short-term borrowing levels partially offset by lower long-term debt levels.


Quarter Ended June 30, 1995 vs. Quarter Ended June 30, 1994

         Consolidated revenues decreased 25% to $42,028,000 for the quarter ended June 30, 1995. Revenues in the flow measurement segment were $27,955,000 for the current quarter compared to $40,298,000 for the same period last year. This decline is due primarily to the inclusion in the prior year of revenues related to the construction of two large gas metering stations destined for the North Sea. Revenues from sales of flow measurement systems represented 16% and 44% of this segment's revenues in the respective periods. Revenues from sales of flow measurement products increased 5% to $23,521,000 reflecting improved demand for the Company's metering and electronic products. Revenues in the energy products segment decreased 12% to $14,001,000 for the current quarter. Decreased sales of valve products due to the competitive foreign market were partially offset by increased revenues from the sales of fastener products due to price increases and improved demand.

         The consolidated gross profit margin for the quarter ended June 30, 1995 improved significantly to 42% of revenues compared to 32% of revenues last year. The gross profit margin in the flow measurement segment improved to 47% of revenues in the current period from 33% last year due a favorable change in product mix towards sales of products, which earn higher margins than sales of flow measurement systems. The gross profit margin in the energy products segment increased to 32% of revenues in the current period from 29% of revenues last year. Improved margins on fabricated and fastener products, due to a change in inventory reserves and price increases, respectively, were partially offset by lower margins on pipeline valve products due to the competitive market.

         Depreciation and amortization expense decreased 15% to $1,673,000 in the current period due to the discontinuation of depreciation of assets held for sale, partially offset by the amortization of intangibles associated with the acquisition in fiscal 1995 (see Note 3 to NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS).

         Consolidated S&A expenses declined 16% to $11,359,000 in the current period. Expenses in the flow measurement segment declined 11% to $7,234,000; expenses in the energy products segment declined 13% to $2,939,000 and corporate expenses declined 40% to $1,186,000. These declines are attributable to the decreases in revenues and the realization of benefits from the restructuring program.

         In August 1995, the Company sold its airplane and recorded a loss on disposal of $1,371,000 in the quarter ended June 30, 1995.


                        Liquidity and Capital Resources

         The primary sources of the Company's liquidity for the nine months ended June 30, 1995 were internally generated funds, short-term borrowings, proceeds from sales of investment securities and cash and cash equivalents available at the beginning of the year. These funds were used primarily for the acquisition of certain assets related to a product line (see Note 3 to NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS), capital expenditures, payments on long-term debt and payments of dividends.

         Net cash provided by operations for the nine months ended June 30, 1995 was $9,427,000 consisting primarily of the collection of amounts billed on long-term construction contracts and a net decline in receivables and payables, consistent with the decrease in revenues.

         During the second quarter of fiscal 1995, the Company recorded charges related to restructuring and other items of $16,115,000. In the third quarter of fiscal 1995, the Company recorded a loss on the sale of the Company's airplane of $1,371,000. The non-cash portion of these charges aggregated $12,495,000. The remaining charges represented employee terminations and other costs aggregating $4,991,000, of which $2,507,000 was accrued at June 30, 1995. The Company expects to pay the remainder of these costs within the next twelve months.

         Working capital at June 30, 1995 included $35,933,000 in inventory which is not as liquid as other current assets.

         In the first nine months of fiscal 1995 and in fiscal 1994, the Company relied upon short-term borrowings under its bank lines of credit to supplement its working capital and other cash requirements. At June 30, 1995, the Company had uncommitted short-term lines of credit aggregating approximately $40,000,000. At June 30, 1995 and August 4, 1995, borrowings under these lines were $13,400,000 and $12,800,000, respectively, at weighted average interest rates of 6.65% and 6.39%, respectively. While the Company expects its borrowing requirements to generally decrease during the remainder of fiscal 1995 from current levels, the timing of one or several major expenditures or receipts may affect the level of borrowings at a particular point in time. As previously mentioned, the Company adopted a strategic restructuring plan. The Company expects to have considerable flexibility with cash proceeds from divestitures as well as borrowing capacity to make acquisitions to complement its core business group.

         The Company anticipates capital expenditures in fiscal 1995 of approximately $6,000,000. Capital expenditures for the nine months ended June 30, 1995 were $3,612,000.


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

                                                    DANIEL INDUSTRIES, INC.
                                                        (Registrant)





Date    August 10, 1995                           By  /s/ W. A. Griffin, III


                                                         W. A. Griffin, III
                                                           President and
                                                       Chief Executive Officer





Date    August 10, 1995                           By  /s/ Henry G. Schopfer, III


                                                         Henry G. Schopfer, III
                                                           Vice President and
                                                        Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit
  No.                  Description
- -------                -----------
  27              Financial Data Schedule