Form 10-K
period 1995-09-30
DANIEL INDUSTRIES INC
filed 1995-12-18
CIK 26821

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark one)
 [x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended September 30, 1995

                                       OR

  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from _______________ to _______________

                           Commission File No. 1-6098

                            DANIEL INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                    74-1547355
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)
        9753 PINE LAKE DRIVE
           HOUSTON, TEXAS                                    77055
(Address of principal executive offices)                   (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 467-6000

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                               WHICH REGISTERED
-----------------------------------                 ------------------------
COMMON STOCK, $1.25 PAR VALUE                       NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE PREFERRED SHARES                 NEW YORK STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    No
                                              -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         At November 30, 1995, the aggregate market value of Common Stock, $1.25 par value, of the registrant held by non-affiliates of the registrant was $129,552,008. As of that date, there were outstanding 12,083,485 shares of Common Stock, $1.25 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained under the headings "Election of Directors", "Company Executive and Subsidiary Officers", "Executive Compensation", "Certain Relationships and Related Transactions" and "Principal Stockholders" in the Registrant's Proxy Statement for the Company's Annual Meeting of Stockholders proposed to be held February 1, 1996, which Proxy Statement shall be filed within 120 days of the end of the registrant's fiscal year.

                                   P A R T  I


ITEM 1.  BUSINESS.

         Daniel Industries, Inc. is engaged in providing products and systems used to measure rates of flow and accumulated volumes of fluids, primarily oil and natural gas. The Company manufactures a variety of measurement devices including orifice, turbine, positive displacement, ultrasonic and oval gear meters and a wide range of electronic instruments used in conjunction with flow measurement products. The Company also designs, fabricates and assembles large, automated flow measurement systems to meet specific needs and applications. The Company's flow measurement products and systems are used mainly by producers, refiners and transporters of oil and natural gas. The Company is also engaged in the manufacture and sale of pipeline valves.

         In connection with the Company's restructuring plan announced in February 1995, the Company sold in November 1995, the net assets of its fastener business which manufactured alloy stud bolts, ring joint gaskets and industrial flanges, and in July 1995, sold its energy fabrication business which manufactured large steam generators and water treatment equipment for enhanced oil recovery operations and produced equipment for pipeline and production facilities. (See NOTES 2 and 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

         Daniel Industries, Inc. was incorporated under the laws of Delaware in 1988 as the successor to a business started in 1930. Unless the context indicates otherwise, references herein to the "Company" refer to Daniel Industries, Inc., its subsidiaries and their predecessors.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company has two industry segments: flow measurement and energy products. Financial information for the Company's industry segments is presented in NOTE 15 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Such information is hereby incorporated by reference herein.

FLOW MEASUREMENT

         Since its inception in 1930, the Company has manufactured products that employ a method known as differential orifice measurement to measure fluids, primarily natural gas. These orifice measurement products cause a decline in pressure as fluid flows through the device. This decline in pressure is measured and used to determine rates of flow and accumulated volumes of fluid. In addition to its orifice measurement products, the Company manufactures flow measurement products using turbines whose frequency of rotation indicates rates of flow and accumulated volumes of fluid. The Company also manufactures positive displacement and oval gear meters for the measurement of various liquid flows. Sales of all metering equipment worldwide contributed 52%, 43% and 53% of this industry segment's revenues in fiscal 1995, 1994 and 1993, respectively.

         The Company also manufactures a wide range of electronic instruments used in conjunction with flow measurement products. Sales of electronic products worldwide contributed approximately 26%, 20% and 24% of this industry segment's revenues in fiscal 1995, 1994 and 1993, respectively. The Company's electronic flow computers instantaneously compute and display the rate of flow and accumulated volumes of fluid. The Company has developed several software programs and has an in-house programming capability to meet specific customer applications. Other electronic products manufactured by the Company include chromatographs for analysis of natural gas to determine its BTU content and ultrasonic flowmeters for nonintrusive gas flow measurement. In addition, the Company designs and manufactures electronic products for the automation of liquid petroleum loading facilities.

         The Company designs, fabricates and assembles flow measurement systems, including specialized electronic and control systems for the automation of liquid petroleum product loading systems. Sales of all systems worldwide contributed approximately 22%, 37% and 23% of this industry segment's
revenues in fiscal 1995, 1994 and 1993, respectively.   A typical system is
mounted on one or more skids for ease of installation and contains various mechanical equipment, electronic instruments, piping, supports and walkways. A system can be operated manually or it can be completely automated through the use of computers and other instrumentation supplied and programmed by the Company. In the process of supplying a flow measurement system, the Company first defines the total measurement requirements, and subsequently designs the system. The Company then fabricates or supplies the various mechanical and electronic components of the system. The system is assembled and tested at the Company's Houston, Texas or Falkirk, Scotland plant. The Company also has the capability to supervise on-site installation and start-up operations of the system and to provide servicing for the system after installation.

         The Company has sales offices in seven United States cities; Calgary, Canada; Dammam, Saudi Arabia; Datchet, England; Falkirk, Scotland; Leiden, Holland; Moscow, Russia; Potsdam-Babelsberg, Germany and Singapore through which it sells its flow measurement products and systems. In addition, sales are made domestically and in certain foreign countries through a system of sales representatives and distributors working on a commission basis. Although the Company's flow measurement products and systems have been used in water handling and the chemical and power generation industries, sales are principally to integrated oil companies, gas pipeline companies and other concerns engaged in the production, transmission and marketing of oil and natural gas. The geographic market for the Company's flow measurement products and systems is worldwide.

         In competing for the sale of systems, the Company may enter into contracts which provide for the completion of the systems at specified prices and in accordance with time schedules. These contracts may involve greater risks as a result of unforeseen increases in the prices of raw materials and other costs. In its financial statements, the Company accounts for systems using the percentage-of-completion method, which requires recognition of revenues and costs over the life of the contract, rather than solely at the time the contract is completed.

         The Company has not compiled detailed market information regarding its competitive position in the flow measurement industry. However, the Company believes that, in terms of revenues, it is the largest United States producer of orifice measurement products used to measure natural gas flows in custody transfer. In addition, management considers the Company to be a major international supplier of terminal automation equipment for terminal petroleum product truck loading and of flow measurement systems, which are used to measure crude oil flows. Among the other devices used for flow measurement are turbine measurement products, but the Company has a less than dominant position in the market for those products. In general, the flow measurement segment of the Company has numerous competitors, none of which is considered to be dominant. The principal competitive factors in this industry include, singularly or in various combinations, price, design, service, efficiency and the ability of the products or systems to measure and display rates of flow and accumulated volumes of fluid accurately.

         At September 30, 1995 and 1994, the Company's backlog of orders believed to be firm for the flow measurement segment's products and systems was approximately $30,800,000 and $27,400,000, respectively. The Company expects that substantially all of the backlog at September 30, 1995, will be filled during the fiscal year ending September 30, 1996.

ENERGY PRODUCTS

         The Company is engaged in the manufacture of gate valves that range from 2" to 84" in diameter. The bodies of the 8" to 84" valves are fabricated from plate steel which is cut and welded, rather than from castings. The Company's gate valve operation includes a line of cast gate valves ranging from 2" to 6" in diameter and a round body design, which incorporates a combination of fabricated and cast valve components, for large diameter and high pressure applications. The Company manufactures a line of forged-body trunnion ball valves in 2" through 48" bore sizes. Their primary application is pipeline block valves and on/off service in liquid and gas systems.

         The Company's pipeline valves are marketed by three domestic sales offices and offices in Calgary, Canada; Dammam, Saudi Arabia; Datchet, England; Leiden, Holland; Moscow, Russia and Singapore. In addition, sales are made worldwide through representatives working on a commission basis. The Company's valves are sold primarily to pipeline contractors and transmission companies for use in controlling liquid or gas pipeline flows.

         The Company competes worldwide with numerous manufacturers of fabricated, forged and cast valves. Ability to meet strict delivery requirements, as well as price and quality of the valves sold, are considered to be the principal competitive factors in the sale of pipeline valves.

         In connection with the Company's restructuring plan announced in February 1995, the Company sold in November 1995, the net assets of its fastener business which manufactured alloy stud bolts, ring joint gaskets and industrial flanges, and in July 1995, sold its energy fabrication business which manufactured large steam generators and water treatment equipment for enhanced oil recovery operations and produced equipment for pipeline and production facilities. (See NOTES 2 and 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

         At September 30, 1995 and 1994, the Company's backlog of orders believed to be firm for the energy products segment was approximately $15,900,000 and $6,000,000, respectively. The Company expects that substantially all of the backlog at September 30, 1995, will be filled during the fiscal year ending September 30, 1996.

FOREIGN OPERATIONS

         Approximately 18% of the Company's consolidated revenues for its fiscal year ended September 30, 1995, was attributable to sales of flow measurement products and systems manufactured or assembled at the Company's plants in Falkirk, Scotland and Potsdam-Babelsberg, Germany. Sales of Company products and systems for foreign installation or use outside the United States, inclusive of the operations in Scotland and Germany, contributed approximately 49%, 60% and 52% of the Company's consolidated revenues in fiscal 1995, 1994 and 1993, respectively. The Company's operations outside the United States are subject to the usual risks of such operations, including changes in governmental policies, currency transfer restrictions and devaluation. The Company endeavors to minimize these risks through the use of letters of credit, United States dollar-denominated contracts and hedging of specific foreign currency commitments.

         Financial information about the Company's foreign and domestic operations and export sales by geographic area is presented in NOTE 15 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Such information is hereby incorporated by reference herein.

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

CUSTOMERS

         Occasionally, the Company's flow measurement segment is engaged to supply one or more flow measurement systems for a single installation. A few contracts to design and assemble such systems would be of material importance to that industry segment's results of operations for a particular fiscal period. However, the Company is not dependent on a few customers on a continuing basis.

PATENTS AND RESEARCH

         The Company has sought patent protection for products which appear to have commercial importance. The Company does not consider that the patents currently held by it are material to its operations as a whole.

         The Company engages in research activities with a view to the development of new products as well as the improvement of existing products. The amounts spent during the fiscal years ended September 30, 1995, 1994 and 1993, on research and product development activities were approximately $2,700,000, $4,100,000 and $5,300,000, respectively.

EMPLOYEES

         At September 30, 1995, the Company employed approximately 1,200 persons, of whom approximately 940 were located in the United States, approximately 160 were located in the United Kingdom and 100 were located in other nations. Subsequent to the sale of the fastener business, the Company employed approximately 1,050 persons.

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

ITEM 2.  PROPERTIES.

         The principal offices and manufacturing facilities of the Company are as follows:

                         APPROX. AREA
       LOCATION            (SQ. FT.)    TENURE        UTILIZATION
       --------          ------------   ------        -----------
Flow Measurement Segment
------------------------

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

Houston, Texas               54,000     Owned   Fabrication of flow computers,
                                                automation systems, gas
                                                chromatographs and ultrasonic
                                                flowmeters.

Calgary, Canada              15,000     Leased  Manufacture and sales of flow
                                                measurement products.

Houston, Texas               13,000     Owned   The building is being held
                                                for future use or possible
                                                sale.

Waller County, Texas        321 acres   Owned   Land purchased for future
                                                development.

Energy Products Segment
-----------------------

Houston, Texas              189,000     Owned   Manufacture of stud bolts,
                                                ring joint gaskets and
                                                industrial flanges.  The
                                                property was sold in November
                                                1995 in conjunction with the
                                                sale of the business.(b)

Houston, Texas              213,000     Owned   Manufacture of pipeline
                                                valves.

Matamoros, Mexico            35,000     Owned   The building is leased to a
                                                suitable tenant and is being
                                                held for sale.

(a)      Includes Corporate headquarters.
(b)      See NOTE 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Gardena, California          20,000     Leased  Wholesale gaskets, bolts
                                                and nuts.  The lease was
                                                assigned in November 1995 in
                                                connection with the sale of
                                                the business.(a)

Edmonton, Canada             16,000     Leased  Wholesale gaskets, bolts
                                                and nuts.  The lease was
                                                assigned in November 1995 in
                                                connection with the sale of
                                                the business.(a)
----------

(a)      See NOTE 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


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


                                  P A R T  II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         The shares of common stock, $1.25 par value, of the Company are traded on the New York Stock Exchange under the symbol DAN. At November 30, 1995, the approximate number of holders of record of shares of common stock of the Company was 1,224. The following table sets forth for each quarterly period during the fiscal years ended September 30, 1995 and 1994 (i) the high and low sales prices of shares of common stock of the Company and (ii) the amount of cash dividends per share paid on the common stock of the Company. Such dividends were declared and paid on a quarterly basis.

                                                 Price of Common     Dividends
                                                      Stock            Paid
                                                -----------------    ---------
                                                 High        Low
                                                ------     ------
Fiscal 1995 Quarter Ended:
   December 31, 1994. . . . . . . . . . . . .  $13 3/4    $11 5/8      $.045
   March 31, 1995 . . . . . . . . . . . . . .   15 1/2     12 5/8       .045
   June 30, 1995. . . . . . . . . . . . . . .   16 1/2     13 3/4       .045
   September 30, 1995 . . . . . . . . . . . .   16 1/4     13 7/8       .045

Fiscal 1994 Quarter Ended:
   December 31, 1993. . . . . . . . . . . . .   15 7/8     12 3/8       .045
   March 31, 1994 . . . . . . . . . . . . . .   13 5/8     10 1/2       .045
   June 30, 1994. . . . . . . . . . . . . . .   12 3/8     10 3/8       .045
   September 30, 1994 . . . . . . . . . . . .   12 1/2      9 7/8       .045

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

         The Company has paid cash dividends on its common stock during each year since 1948. The Company's future dividend policy with respect to its common stock, including the frequency, type and amount of dividends, if any, will be determined by its Board of Directors in light of the Company's results of operations, its cash flow and anticipated capital requirements, possible future issuances of serial preferred stock and the restrictions as to payment of dividends contained in instruments pursuant to which the Company has issued long-term debt. (See NOTE 11 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)


ITEM 6.  SELECTED FINANCIAL DATA.

                                         Year Ended September 30,
                          ----------------------------------------------------
                            1995       1994       1993       1992       1991
                          --------   --------   --------   --------   --------
                                  (in thousands except per share data)
Revenues . . . . . . . . .$168,560   $203,766   $180,249   $210,362   $201,744
Net Income (Loss). . . . . (12,792)     1,324      5,025      8,373     (1,969)
Total Assets . . . . . . . 164,468    187,337    178,068    177,079    192,091
Long-Term Debt . . . . . .   8,572     11,429     14,286     17,143     20,000
Earnings (Loss) per
   Share . . . . . . . . .   (1.06)       .11        .42        .70       (.18)
Cash Dividends per
   Share . . . . . . . . .     .18        .18        .18        .18        .18
Average Shares
   Outstanding . . . . . .  12,048     12,030     11,991     11,960     10,925

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

OVERVIEW

         In February 1995, the Company announced that its Board of Directors approved and adopted a restructuring plan to improve the Company's overall profitability through a greater focus on high margin and market leading product lines, and through annual cost reductions in overhead and direct expenses of approximately $8 to $10 million. As discussed in NOTES 2 and 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the Company recorded in fiscal 1995 the following pretax charges:

                                                        (in thousands)

         Restructuring and other charges . . . . . . . .    $12,330
         Losses on divestitures of assets. . . . . . . .     11,958
         Inventory writedowns. . . . . . . . . . . . . .      3,785
                                                            -------
                                                            $28,073
                                                            =======

         For fiscal 1995, the Company reported a net loss of $12,792,000, or $1.06 per share, compared to net income of $1,324,000, or $.11 per share, for fiscal 1994. Exclusive of the charges mentioned above, the Company's operations in fiscal 1995 benefitted from improvements in the domestic natural gas markets and cost savings arising from the restructuring plan. Earnings before depreciation, interest, and taxes for fiscal 1995 (exclusive of the charges mentioned above) was 11% of revenues compared to 6% for the prior year. The Company's backlog at September 30, 1995, of approximately $46,700,000, represents an increase of 40% from the balance at September 30, 1994.

FISCAL 1995 VS. FISCAL 1994

         Consolidated revenues decreased 17% to $168,560,000 in fiscal 1995 compared to $203,766,000 in fiscal 1994. Revenues in the flow measurement segment were $114,966,000 in the current period compared to $145,657,000 last year. Revenues from sales of flow measurement systems, which accounted for 22% and 37% of this segment's revenues in the respective periods, declined primarily due to the inclusion in the prior year of revenues related to the construction of two large gas metering stations destined for the North Sea. Revenues from sales of flow measurement products remained unchanged between the two periods. Revenues in the energy products segment decreased 8% to $53,320,000 for the current period compared to $57,739,000 last year.
Decreased sales of valve and fabricated energy products due to the competitive foreign market for valves and the divestiture of the energy fabrication business, respectively, were partially offset by increased revenues from sales of fastener products due primarily to price increases allowed by improved demand.

         The consolidated gross profit margin for fiscal 1995 improved to 37% of revenues compared to 34% of revenues in fiscal 1994. The gross profit margin in the flow measurement segment improved to 41% of revenues in the current period from 37% last year. This improvement is due to a change in product mix towards sales of products which earn higher margins than sales of flow measurement systems, partially offset by the $2,385,000 charge for inventory writedowns recorded in the second quarter of fiscal 1995 in connection with the Company's decision, as part of its strategic restructuring plan, to focus on core product lines. The gross profit margin in the energy products segment increased to 28% of revenues in the current period from 26% of revenues last year. Improved margins on fastener products due primarily to price increases was partially offset by lower margins on pipeline valve products due primarily to the $1,400,000 charge for inventory writedowns.

         Depreciation and amortization expense increased slightly to $7,545,000 in the current period from $7,483,000 last year due to the amortization of intangibles associated with an acquisition (see NOTE 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), partially offset by the discontinuation of depreciation and amortization of assets held for sale.

         Consolidated selling and administrative ("S&A") expenses declined 15% to $45,031,000 in the current period. S&A expenses in the flow measurement segment declined 9% to $29,229,000; expenses in the energy products segment declined 25% to $10,241,000 and corporate expenses declined 24% to $5,561,000. These declines are primarily attributable to the decreases in revenues and the realization of benefits from the restructuring program.

         The restructuring and other charges of $12,330,000 represent primarily employee terminations and impairments of assets. (See NOTE 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

         In fiscal 1995, the Company recorded losses aggregating $11,958,000 related to the divestitures of non-core product lines, primarily resulting from the divestiture of the fastener business. (See NOTE 3 to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

         Interest expenses increased 5% to $2,028,000 in the current period due to increased short-term borrowing levels partially offset by lower long-term debt levels.

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

         Consolidated backlog at September 30, 1994, was approximately $33,400,000, compared to $72,200,000 a year ago. The decline in backlog was due to inclusion in the prior year of an unusually large order for a flow measurement system in the amount of approximately $23,000,000.

         The consolidated gross profit margin declined to 34% of revenues for fiscal 1994, compared to 40% of revenues for fiscal 1993. The gross profit margin in the flow measurement segment declined seven percentage points to 37% of revenues primarily due to a shift in product mix towards sales of flow measurement systems, which earn lower margins than sales of flow measurement products. The gross profit margin in the energy products segment declined six percentage points to 26% of revenues primarily as a result of current year pricing pressures for pipeline valve and fastener products and declines in operational efficiencies at both the valve and fastener operations.

         Consolidated selling, general and administrative expenses increased to $53,176,000 for fiscal 1994, from $49,120,000 for fiscal 1993. However, these expenses, as a percentage of revenues, declined slightly between the two periods. Within the flow measurement segment, selling expenses declined as a percentage of revenues due to the change in product mix towards sales of flow measurement systems, which have lower sales commissions than sales of flow measurement products. General and administrative expenses also declined as a percentage of revenues, resulting from the significant increase in sales. The energy products segment's expenses increased as a percentage of revenues since certain of these expenses are fixed and do not decrease proportionately with sales. Corporate expenses increased 75% to $7,364,000 primarily due to reductions of accruals in fiscal 1993 relating to settled litigation.

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

                        LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of the Company's liquidity for the year ended September 30, 1995, were internally generated funds, short-terms borrowings, proceeds from divestitures of non-core product lines (see NOTE 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), proceeds from sales of investment securities and cash and cash equivalents available at the beginning of the year. These funds were used primarily for the acquisition of a product line (see NOTE 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), capital expenditures, payments on long-term debt and payments of dividends.

         The Company's cash balance at September 30, 1995, was $3,895,000, an increase of $1,375,000 from September 30, 1994. Working capital at September 30, 1995 of $65,386,000 was relatively unchanged from the balance of $65,990,000 last year. The Company considers its financial position to be strong, with a working capital ratio at September 30, 1995, of 2.5 to 1.0.

         During fiscal 1995, the Company recorded pretax charges aggregating $28,073,000 related to divestitures of non-core product lines, and to restructuring and other charges. The non-cash portion of these charges was $20,982,000. The cash portion of these charges represented employee terminations and other costs aggregating $7,091,000, of which $4,556,000 was paid in fiscal 1995, and $2,535,000 was accrued at September 30, 1995 to be paid in fiscal 1996.

         Working capital at September 30, 1995, included $43,871,000 in inventory and deferred taxes on income which are not as liquid as other current assets.

         In fiscal 1995 and 1994, the Company relied upon short-term borrowings under its bank lines of credit to supplement its working capital and other cash requirements. At September 30, 1995, the Company had uncommitted short-term lines of credit aggregating approximately $45,000,000. (See NOTE 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) At September 30, 1995 and December 14, 1995, borrowings under these lines were $10,000,000 and $5,200,000, respectively, at weighted average interest rates of 6.41% and 6.40%, respectively. While the Company expects its borrowing requirements to generally decrease during the remainder of fiscal 1996 from current levels, the timing of one or several major expenditures or receipts may affect the level of borrowings at a particular point in time.

         The Company anticipates capital expenditures in fiscal 1996 of approximately $4,000,000. Capital expenditures for fiscal 1995 were $4,794,000. The Company continues to seek acquisitions that would build upon its expertise in the manufacturing and marketing of measurement and flow control products and systems.


ITEM 8.  FINANCIAL STATEMENTS.

         The financial statements required to be filed under this item are presented on pages 19 through 36 of this report. Such financial statements are hereby incorporated by reference under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                  P A R T  III


ITEMS 10 TO 13 INCLUSIVE.

         The information contained under the headings "Election of Directors", "Company Executive and Subsidiary Officers", "Executive Compensation", "Certain Relationships and Related Transactions" and "Principal Stockholders" in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders proposed to be held February 1, 1996, which Proxy Statement shall be filed within 120 days of the end of the Company's fiscal year, is hereby incorporated by reference herein.

                                  P A R T  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (A)     DOCUMENTS FILED AS A PART OF THIS REPORT

           1.    Financial Statements

                                                                                  Page
                                                                                  ----
                 Report of independent accountants  . . . . . . . . . . . . . . . . 18
                 Consolidated balance sheet at September 30, 1995 and 1994. . . . . 19
                 Consolidated statement of operations for the years ended
                     September 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . 20
                 Consolidated statement of stockholders' equity for the
                     years ended September 30, 1995, 1994 and 1993  . . . . . . . . 21
                 Consolidated statement of cash flows for the years
                     ended September 30, 1995, 1994 and 1993  . . . . . . . . . . . 22
                 Notes to consolidated financial statements . . . . . . . . . .23 - 36

           2. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto listed above in Item 14(a) 1.

           3.    Exhibits

Exhibit
Number                            Description
------                            -----------
  2.1    -       Plan and Agreement of Merger dated as of January 22, 1988, by and between Daniel Industries, Inc., a
                 Texas corporation ("Daniel Texas"), and Daniel Industries, Inc., a Delaware corporation (the
                 "Company"), filed as Exhibit 2.1 to the Company's Registration of Securities of Certain Successor
                 Issuers on Form 8-B, and hereby incorporated by reference herein.

  3.1    -       Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration of
                 Securities of Certain Successor Issuers on Form 8-B dated May 5, 1988, and hereby incorporated by reference herein.

  3.2    -       By-Laws of the Company, as amended through February 2, 1995.

  3.3    -       Certificate of Designation, Powers, Preferences and Rights of Series A Junior Participating Preferred
                 Stock filed as Exhibit 3.3 in the Company's Amendment to Application or Report on Form 8, and hereby incorporated by reference herein.

  4.1    -       Note Purchase Agreement dated as of December 5, 1988, between the Company and The Variable Annuity Life
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

  4.2    -       Rights Agreement dated as of May 31, 1990, between the Company and Wachovia Bank and Trust Company,
                 N.A., as Rights Agent, filed as Exhibit 1 to the Company's Registration of Certain Classes of
                 Securities on Form 8-A filed June 5, 1990, and hereby incorporated by reference herein.

  4.3    -       Certificate of Designation, Powers, Preferences and Rights of Series A Junior Participating Preferred
                 Stock (included as Exhibit 3.3 hereto).

 10.1    -       1977 Stock Option Plan, as amended and restated on December 16, 1993, filed as Exhibit 10.2 to the
                 Company's Annual Report on Form 10-K for the year ended September 30, 1995, and hereby incorporated by reference herein.

 10.2    -       1981 Stock Option Plan, as amended and restated on December 31, 1986, filed as Exhibit 19.2 to Daniel
                 Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, and hereby incorporated by reference herein.

 10.3    -       Form of Director's Stock Option Agreements dated October 9, 1986, between Daniel Texas and the several non-employee directors, filed as Exhibit 19.1 to Daniel Texas's Quarterly Report on Form 10-Q for the
                 quarter ended March 31, 1987, and hereby incorporated by reference herein.

 10.4    -       Form of Change in Control Agreement dated as of March 15, 1995, between the Company and each of W. A.
                 Griffin, III, W. C. Clingman, H. G. Schopfer, III, T. L. Sivak and M. R. Yellin.

 10.5    -       Asset Purchase Agreement dated November 27, 1995, by and among DAN-LOC Bolt & Gasket, Inc., Daniel
                 Industrial, Inc., Daniel Industries Canada and the Company.

 10.6    -       Supplemental Executive Retirement Plan effective July 1, 1995.

 10.7    -       Written description of a Consulting Agreement between the Company and Ralph H. Clemons, Jr. effective as of July 1, 1994.

 10.8    -       Written description of a Consulting Agreement between the Company and W. A. Griffin effective as of
                 February 3, 1995.



10.9     -       Written description of the Company's key employees' incentive compensation plan.

 21      -       Subsidiaries of the Company.

 23      -       Consent of Independent Accountants.

 27      -       Financial data schedule.

         (b)  REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of its fiscal year ended September 30, 1995.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        DANIEL INDUSTRIES, INC.
                                             (REGISTRANT)


DATE:  DECEMBER 8, 1995                 BY      W. A. GRIFFIN, III
                                            ----------------------------------
                                                W. A. GRIFFIN, III
                                              CHIEF EXECUTIVE OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                                          TITLE                                     DATE
         ---------                                          -----                                     ----
     RICHARD L. O'SHIELDS                         Chairman of the Board                       December 8, 1995
------------------------------
    (Richard L. O'Shields)

      W. A. GRIFFIN, III                          President and a Director                    December 8, 1995
------------------------------                     (Chief Executive Officer)
     (W. A. Griffin, III)

    HENRY G. SCHOPFER, III                        Vice President, Finance                     December 8, 1995
------------------------------                     (Chief Financial Officer)
   (Henry G. Schopfer, III)

       MARY R. BESHEARS                           Corporate Controller                        December 8, 1995
------------------------------                     (Chief Accounting Officer)
      (Mary R. Beshears)

     RALPH H. CLEMONS, JR.                        Director                                    December 8, 1995
------------------------------
    (Ralph H. Clemons, Jr.)

      GIBSON GAYLE, JR.                           Director                                    December 8, 1995
------------------------------
     (Gibson Gayle, Jr.)

        W. A. GRIFFIN                             Chairman Emeritus and                       December 8, 1995
------------------------------                     a Director
       (W. A. Griffin)

      RONALD C. LASSITER                          Director                                    December 8, 1995
------------------------------
     (Ronald C. Lassiter)

     LEO E. LINBECK, JR.                          Director                                    December 8, 1995
------------------------------
    (Leo E. Linbeck, Jr.)

      WILLIAM C. MORRIS                           Director                                    December 8, 1995
------------------------------
     (William C. Morris)

       BRIAN E. O'NEILL                           Director                                    December 8, 1995
------------------------------
      (Brian E. O'Neill)

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
DANIEL INDUSTRIES, INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1 on page 14 present fairly, in all material respects, the financial position of Daniel Industries, Inc. and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Houston, Texas
November 21, 1995

                            DANIEL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                September 30,
                                                                           -----------------------
                                                                             1995           1994
                                                                           --------       --------
                                                                                (in thousands)
                                     ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $  3,895       $  2,520
  Receivables, net of reserve of $98,000 and $243,000 . . . . . . . . . .    34,807         38,146
  Costs in excess . . . . . . . . . . . . . . . . . . . . . . . . . . . .       941         14,888
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35,889         45,314
  Deferred taxes on income  . . . . . . . . . . . . . . . . . . . . . . .     7,982          5,126
  Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . . .    22,838
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,427          5,657
                                                                           --------       --------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . .   108,779        111,651
Property, plant and equipment at cost, net  . . . . . . . . . . . . . . .    52,677         69,796
Intangibles and other assets  . . . . . . . . . . . . . . . . . . . . . .     3,012          5,890
                                                                           --------       --------
                                                                           $164,468       $187,337
                                                                           ========       ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,000       $  5,900
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . .     2,857          2,857
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,702         16,946
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,834         19,958
                                                                           --------       --------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . .    43,393         45,661
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,572         11,429
Deferred taxes on income  . . . . . . . . . . . . . . . . . . . . . . . .     3,183          8,367
                                                                           --------       --------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .    55,148         65,457
                                                                           --------       --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, 150,000 shares designated as Series A
    junior participating preferred stock, no shares
    issued or outstanding . . . . . . . . . . . . . . . . . . . . . . . .
  Common stock, $1.25 par value, 20,000,000 shares authorized,
    12,083,485 and 12,032,470 shares issued . . . . . . . . . . . . . . .    15,104         15,041
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . .    90,247         89,675
  Translation component . . . . . . . . . . . . . . . . . . . . . . . . .      (295)        (2,061)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,264         19,225
                                                                           --------       --------
       Total stockholders' equity . . . . . . . . . . . . . . . . . . . .   109,320        121,880
                                                                           --------       --------
                                                                           $164,468       $187,337
                                                                           ========       ========

        The accompanying notes are an integral part of the financial statements.

                            DANIEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                    Year Ended September 30,
                                                            ---------------------------------------
                                                               1995           1994          1993
                                                            ----------      ---------     ---------
                                                            (in thousands except per share amounts)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .  $168,560        $203,766      $180,249
                                                             --------        --------      --------

Costs and expenses:
  Cost of goods sold  . . . . . . . . . . . . . . . . . . .   105,524         134,966       109,032
  Depreciation and amortization . . . . . . . . . . . . . .     7,545           7,483         6,584
  Selling and administrative expenses . . . . . . . . . . .    45,031          53,176        49,120
  Research and development expenses . . . . . . . . . . . .     2,659           4,094         5,343
  Restructuring and other charges . . . . . . . . . . . . .    12,330
  Losses on divestitures of assets  . . . . . . . . . . . .    11,958
  Interest expense  . . . . . . . . . . . . . . . . . . . .     2,028           1,927         2,088
                                                             --------        --------      --------
                                                              187,075         201,646       172,167
                                                             --------        --------      --------

Income (loss) before income tax expense . . . . . . . . . .   (18,515)          2,120         8,082

Income tax expense (benefit)  . . . . . . . . . . . . . . .    (5,723)            796         3,057
                                                             --------        --------      --------

Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $(12,792)       $  1,324      $  5,025
                                                             ========        ========      ========


Earnings (loss) per common share  . . . . . . . . . . . . .  $  (1.06)       $    .11      $    .42
                                                             ========        ========      ========




        The accompanying notes are an integral part of the financial statements.

                            DANIEL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT FOR SHARES)




                                                         Capital
                                     Common Stock       in Excess
                                     ------------         of Par  Translation   Retained
                                   Shares     Amount      Value    Component    Earnings     Total
                                 ----------  --------    -------   ---------    --------   --------
Balance at September 30, 1992 .  11,968,987   $14,961    $89,004      $ (739)   $ 17,201   $120,427
  Net income  . . . . . . . . .                                                    5,025      5,025
  Cash dividends  . . . . . . .                                                   (2,159)    (2,159)
  Exercise of stock options,
    including tax benefits  . .      57,463        72        560                                632
  Aggregate translation
    adjustment for the year . .                                       (2,875)                (2,875)
                                 ----------   -------    -------     -------     -------   --------
Balance at September 30, 1993 .  12,026,450    15,033     89,564      (3,614)     20,067    121,050
  Net income  . . . . . . . . .                                                    1,324      1,324
  Cash dividends  . . . . . . .                                                   (2,166)    (2,166)
  Exercise of stock options,
    including tax benefits  . .       6,020         8        111                                119
  Aggregate translation
    adjustment for the year . .                                        1,553                  1,553
                                 ----------   -------    -------     -------     -------   --------
Balance at September 30, 1994 .  12,032,470    15,041     89,675      (2,061)     19,225    121,880
  Net loss  . . . . . . . . . .                                                  (12,792)   (12,792)
  Cash dividends  . . . . . . .                                                   (2,169)    (2,169)
  Exercise of stock options,
    including tax benefits  . .      51,015        63        572                                635
  Aggregate translation
    adjustment for the year . .                                        1,766                  1,766
                                 ----------   -------    -------     -------     -------   --------

Balance at September 30, 1995 .  12,083,485   $15,104    $90,247     $  (295)    $ 4,264   $109,320
                                 ==========   =======    =======     =======     =======   ========



        The accompanying notes are an integral part of the financial statements.

                            DANIEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Year Ended September 30,
                                                                --------------------------------
                                                                 1995         1994         1993
                                                                ------       ------       ------
                                                                         (in thousands)
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . $(12,792)     $ 1,324      $ 5,025
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Non-cash portion of restructuring and other items . . .   11,124
      Loss on divestitures of non-core product lines. . . . .    9,858
      Depreciation and amortization . . . . . . . . . . . . .    7,545        7,483        6,584
      Deferred income taxes . . . . . . . . . . . . . . . . .   (8,040)      (1,810)         468
      Changes in operating assets and liabilities:
        Receivables . . . . . . . . . . . . . . . . . . . . .   (1,164)      (5,041)       1,521
        Inventories . . . . . . . . . . . . . . . . . . . . .   (9,896)      (5,868)       1,122
        Costs in excess . . . . . . . . . . . . . . . . . . .   13,947       (8,834)      (3,150)
        Accounts payable and accrued liabilities. . . . . . .   (5,853)       2,079        4,698
        Other assets/liabilities, net . . . . . . . . . . . .      976        1,223         (100)
                                                              --------      -------      -------
Net cash provided by (used in) operating activities . . . . .    5,705       (9,444)      16,168
                                                              --------      -------      -------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . .   (4,794)     (13,631)     (11,793)
  Acquisition and related costs . . . . . . . . . . . . . . .   (4,177)
  Purchase of investment securities . . . . . . . . . . . . .                             (3,067)
  Investment in license agreement . . . . . . . . . . . . . .                             (2,667)
  Proceeds from sales of investment securities. . . . . . . .    2,039        1,000
  Proceeds from sales of assets . . . . . . . . . . . . . . .    2,819(a)       304          375
                                                              --------       -------      -------

Net cash used in investing activities . . . . . . . . . . . .   (4,113)     (12,327)     (17,152)
                                                              --------      -------      -------

Cash flows from financing activities:
  Net borrowings on lines of credit . . . . . . . . . . . . .    4,100        5,900
  Payments on long-term debt. . . . . . . . . . . . . . . . .   (2,857)      (2,857)      (2,857)
  Cash dividends paid, $.18 per share . . . . . . . . . . . .   (2,169)      (2,166)      (2,159)
  Activity under stock option plan  . . . . . . . . . . . . .      635          119          632
                                                              --------      -------      -------

Net cash provided by (used in) financing activities . . . . .     (291)         996       (4,384)
                                                              --------      -------      -------

Effect of exchange rate changes on cash and cash equivalents.       74           75         (661)
                                                              --------      -------      -------

Increase (decrease) in cash and cash equivalents  . . . . . .    1,375      (20,700)      (6,029)
Cash and cash equivalents, beginning of year. . . . . . . . .    2,520       23,220       29,249
                                                              --------      -------      -------
Cash and cash equivalents, end of year. . . . . . . . . . . . $  3,895      $ 2,520      $23,220
                                                              ========      =======      =======

Cash payments for (refunds of) income taxes . . . . . . . . . $  5,036      $ 1,835      $  (199)
Cash payments for interest. . . . . . . . . . . . . . . . . .    2,152        2,022        2,136

(a)   Includes proceeds from sales of non-core assets of $2,680,000.


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

ACCOUNTS RECEIVABLE
         A substantial portion of the Company's trade receivables are from customers in the petroleum industry.

REVENUE RECOGNITION
         Sales and cost of goods sold of systems contracts are recorded using the percentage-of-completion method, based on the ratio of costs incurred to date to total estimated costs on each contract. Losses, if any, to be incurred on contracts in progress are charged to income in full as soon as they become apparent, and estimated warranty costs are accrued as revenues are earned. Sales and cost of goods sold of products are recorded when the customer takes title to the products.

INVENTORIES
         Inventories are valued at the lower of cost or market. Cost, which includes material, labor and overhead, is determined principally by the last-in, first-out (LIFO) method and by the average cost method.

INVESTMENTS
         Marketable securities are carried at cost, which approximates fair value. Effective October 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Adoption of this statement had an immaterial effect on the Company's financial statements.

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

         In connection with the determination of certain restructuring and other charges recognized in the second quarter of fiscal 1995, the Company elected early adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

INTANGIBLE ASSETS
         Goodwill, representing the excess cost of purchased subsidiaries over the fair value of net assets acquired, is amortized using the straight-line method over a 40-year period. Other intangible assets are amortized using the straight-line method over their estimated useful lives, none of which exceeds 12 years. At September 30, 1995 and 1994, accumulated amortization on intangibles was approximately $3,000,000 and $2,600,000, respectively.

INCOME TAXES
         Income tax expense (benefit) is computed based on pretax income (loss) included in the Consolidated Statement of Operations. The asset and liability approach is used to recognize deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities.

         The Company does not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations.

EARNINGS (LOSS) PER SHARE
         Earnings (loss) per share are computed based on the average number of shares outstanding during each year. Stock options outstanding have not been included in the computation of earnings per share since the effect is not significant.


NOTE 2 - RESTRUCTURING AND OTHER CHARGES

         In February 1995, the Company announced that its Board of Directors had approved and adopted a restructuring plan to improve the Company's overall profitability through a greater focus on high margin and market leading product lines, and cost through reductions in overhead and direct expenses.

         During fiscal 1995, the Company recorded pretax charges of $16,115,000 relating to restructuring and other charges as follows:

                                                         (in thousands)
         Recorded as restructuring:
                 Employee terminations . . . . . . . . . .   $ 3,997

         Recorded as other charges:
                 Impairments of property, plant
                   and equipment and other assets. . . . .     7,339
                 Expenses incurred in connection
                   with an unsolicited merger proposal . .       600
                 Other . . . . . . . . . . . . . . . . . .       394
                                                             -------
                                                              12,330
         Recorded as cost of sales adjustments:
                 Inventory writedowns. . . . . . . . . . .     3,785
                                                             -------

         Total charges . . . . . . . . . . . . . . . . .     $16,115
                                                             =======

Charges for asset impairments and writedowns are non-cash in nature.

         At September 30, 1995, the Company's accrual for employee terminations totaled $1,478,000; approximately two- thirds of the 245 planned terminations (substantially all in the flow measurement segment) had occurred as of that date.

NOTE 3 - DIVESTITURES OF ASSETS

         As part of the restructuring plan, the Company announced its intention to divest identified non-core product lines. In June 1995, the Company sold, for approximately $1,500,000, the operating assets of its energy fabrication subsidiary to a group consisting of the former president of the subsidiary and a director of the Company. In conjunction with the sale, the Company entered into a three-year lease agreement with the purchaser for certain real property. Rental income recorded in fiscal 1995 was approximately $9,000. In August 1995, the Company's airplane was sold for cash. In November 1995, the net assets of the fastener subsidiary, Daniel Industrial, Inc., were sold to an investor group for $8,000,000 in cash and $9,500,000 in collaterized notes, discounted to $8,600,000. In fiscal 1995, the Company recorded pretax charges aggregating $11,958,000 representing the losses on divestitures of its non-core product lines, primarily the fastener operation.

         At September 30, 1995, the Company recorded a current asset of $22,838,000 representing management's estimate of net realizable value of assets held for sale. Subsequent to the sale of the fastener operation, approximately $5,800,000 of net assets remained representing primarily inventory and property, plant and equipment.

         The results of operations for non-core product lines included in the Consolidated Statement of Operations are shown below. Operating income (loss) amounts have been determined based upon management's estimate of certain costs and expenses which have been allocated to the non-core product lines. For comparability, the fiscal 1995 operating income amount shown below includes depreciation expense of $985,000. Due to the discontinuation of depreciation on assets held for sale, this depreciation was not included in the Company's Consolidated Statement of Operations.

                                               Year Ended September 30,
                                               ------------------------
                                                 1995           1994
                                               --------       --------
                                                    (in thousands)
                 Revenues . . . . . . . . . . .     $35,806        $35,443

                 Operating income (loss). . . .       2,067         (3,271)


NOTE 4 - ACQUISITION

         In October 1994, the Company acquired the orifice metering product line assets of another company. Acquisition and related costs of $4,177,000 were paid in cash. The operations related to this acquisition, which was accounted for under the purchase method, are not material to the Company's results of operations.


NOTE 5 - CONTRACTS IN PROGRESS

         Information with respect to contracts in progress accounted for under the percentage-of-completion method is as follows:

                                                                  September 30,
                                                                -----------------
                                                                 1995      1994
                                                                ------    -------
                                                                  (in thousands)
         Cost and estimated earnings on contracts in progress    $13,145   $47,017
         Less billings applicable thereto . . . . . . . . . .     12,329    32,368
                                                                 -------   -------
                                                                 $   816   $14,649
                                                                 =======   =======
         Presented in accompanying financial statements as:
            Costs in excess . . . . . . . . . . . . . . . . .    $   941   $14,888
            Billings in excess (included in
              accrued expenses) . . . . . . . . . . . . . . .        125       239
                                                                 -------   -------
                                                                 $   816   $14,649
                                                                 =======   =======

NOTE 6 - INVENTORIES

                                                                  September 30,
                                                                -----------------
                                                                 1995       1994
                                                                -------    -------
                                                                  (in thousands)
         Inventories by valuation method are as follows:
            Last-in, first-out (LIFO) . . . . . . . . . . . .   $21,462    $25,286
            Average cost  . . . . . . . . . . . . . . . . . .    14,427     20,028
                                                                -------    -------
                                                                $35,889    $45,314
                                                                =======    =======

         Major components of inventories include:
            Raw materials . . . . . . . . . . . . . . . . . .   $14,527    $16,412
            Work in process . . . . . . . . . . . . . . . . .    10,752      8,854
            Finished goods. . . . . . . . . . . . . . . . . .    15,751     27,490
                                                                -------    -------
                                                                 41,030     52,756
            Less LIFO reserve . . . . . . . . . . . . . . . .     5,141      7,442
                                                                -------    -------
                                                                $35,889    $45,314
                                                                =======    =======

         The decrease in inventory is due primarily to the divestitures as described in NOTE 3.


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                  September 30,       Estimated
                                               --------------------   Useful Life
                                              1995         1994        in Years
                                            --------     --------     -----------
                                                (in thousands)
         Land . . . . . . . . . . . . . . . .  $  6,927     $  7,411
         Buildings. . . . . . . . . . . . . .    30,835       34,881     10-45
         Machinery and equipment. . . . . . .    36,655       48,975      3-12
         Computer and peripheral equipment. .     6,725        8,603      3-5
         Office furniture and equipment . . .     5,233        6,022      3-10
         Automotive equipment . . . . . . . .     1,109        1,719      3-4
         Other transportation equipment . . .                  4,183      8-15
         Other. . . . . . . . . . . . . . . .     9,171       13,308      5-20
                                               --------     --------
                                                 96,655      125,102
         Less accumulated depreciation. . . .    43,978       55,306
                                                -------     --------
                                               $ 52,677     $ 69,796
                                               ========     ========

         The decrease in property, plant and equipment is due primarily to divestitures as described in NOTE 3.


NOTE 8 - NOTES PAYABLE

         At September 30, 1995, the Company had uncommitted short-term lines of credit aggregating approximately $45,000,000. One of these lines contains restrictions regarding the amount of the line available for short-term borrowings and the amount available for issuance of letters of credit. The other lines are available for either short-term borrowings or the issuance of letters of credit. Loans under these lines may be made in such amounts and at such maturities and interest rates as may be offered by the banks and accepted by the Company at the time of each borrowing. At September 30, 1995, borrowings under these lines were $10,000,000, and $22,500,000 was available for additional short-term borrowings. These borrowings were at a weighted average interest rate of 6.41% and were due at varying dates through October 10, 1995.


NOTE 9 - ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                                                September 30,
                                                             -------------------
                                                               1995        1994
                                                             --------    --------
                                                                (in thousands)
         Other accrued expenses . . . . . . . . . . . . . . .  $14,382    $14,873
         Accrued taxes other than on income . . . . . . . . .    2,325      2,809
         Salaries and wages . . . . . . . . . . . . . . . . .    2,127      2,276
                                                                ------    -------
                                                               $18,834    $19,958
                                                               =======    =======


NOTE 10 - INCOME TAXES

         Income tax expense (benefit) is as follows:

                                                    Year Ended September 30,
                                                 -----------------------------
                                                   1995       1994       1993
                                                 -------    -------    -------
                                                         (in thousands)
Federal:
      Current . . . . . . . . . . . . . . . .    $ 1,830    $ 1,327    $ 1,758
      Deferred. . . . . . . . . . . . . . . .     (5,180)    (1,486)       281

Foreign:
      Current . . . . . . . . . . . . . . . .        231      1,259        782
      Deferred. . . . . . . . . . . . . . . .     (2,742)      (359)       187

State and local:  . . . . . . . . . . . . . .        138         55         49
                                                 -------    -------    -------
      Income tax expense (benefit). . . . . .    $(5,723)   $   796    $ 3,057
                                                 =======    =======    =======

         The components of income (loss) before income tax expense (benefit) are:

                                                     Year Ended September 30,
                                                  -----------------------------
                                                    1995       1994       1993
                                                  -------    -------    -------
                                                          (in thousands)
Domestic. . . . . . . . . . . . . . . . . . . .   $(11,943)   $  421    $ 8,339
Foreign . . . . . . . . . . . . . . . . . . . .     (6,572)    1,699       (257)
                                                  --------    ------    -------
                                                  $(18,515)   $2,120    $ 8,082
                                                  ========    ======    =======

         The cumulative undistributed earnings of foreign subsidiaries, on which U.S. taxes have not been provided, were approximately $11,600,000, $12,700,000 and $10,100,000 at September 30, 1995, 1994 and 1993, respectively.
The U. S. income tax effect associated with the repatriation of these earnings may be offset by foreign tax credits.

         Components of the difference between the income tax expense (benefit) computed at the U.S. statutory income tax rate and the income tax expense (benefit) are as follows:

                                                    Year Ended September 30,
                                                  ---------------------------
                                                   1995      1994       1993
                                                  ------    ------    -------
                                                        (in thousands)
Tax expense (benefit) of income (loss) at 34%. .  $(6,295)  $  721    $2,748
Foreign Sales Corporation provisions . . . . . .     (350)    (373)     (384)
Loss of foreign subsidiary with no
   tax benefit . . . . . . . . . . . . . . . . .      171      375       737
Goodwill amortization/chargeoff. . . . . . . . .      667       40        41
Tax exempt interest. . . . . . . . . . . . . . .      (14)     (61)     (179)
Non-deductible expenses. . . . . . . . . . . . .      103      197       156
State income taxes . . . . . . . . . . . . . . .      111       (5)       32
Foreign tax rates and other effects
   of foreign operations . . . . . . . . . . . .     (796)     (53)     (112)
Increase in valuation allowance. . . . . . . . .      765
Other, net . . . . . . . . . . . . . . . . . . .      (85)     (45)       18
                                                  -------   ------    ------
Income tax expense (benefit) . . . . . . . . . .  $(5,723)  $  796    $3,057
                                                  =======   ======    ======
   Effective tax expense (benefit) rate. . . . .     (31%)     38%       38%
                                                  =======   ======    ======

         Deferred tax assets (liabilities) are as follows:

                                                             September 30,
                                                            1995       1994
                                                           -------    --------
                                                             (in thousands)
Gross deferred tax assets:
   Restructuring and other charges and loss
      on divestitures. . . . . . . . . . . . . . . . .     $ 6,568
   Operating loss carryforward from subsidiary . . . .       5,773    $ 3,648
   Excess tax over book basis of inventories . . . . .       2,758      2,551
   Insurance reserves. . . . . . . . . . . . . . . . .         780        673
   Alternative minimum tax credit carryforward . . . .         653        263
   Intercompany transfer pricing . . . . . . . . . . .         602        687
   Other reserves. . . . . . . . . . . . . . . . . . .         483        479
   Inventory reserves. . . . . . . . . . . . . . . . .         396        699
   Vacation accruals . . . . . . . . . . . . . . . . .         260        270
   Loss on sales of subsidiaries . . . . . . . . . . .          78        408
   Other . . . . . . . . . . . . . . . . . . . . . . .         689        750
                                                           -------    -------
                                                            19,040     10,428
                                                           -------    -------

Gross deferred tax liabilities:
   Excess book over tax basis of property
      equipment. . . . . . . . . . . . . . . . . . . . .    (8,589)    (9,144)
   Partnership income  . . . . . . . . . . . . . . . . .      (302)      (312)
   Property tax accrual .  . . . . . . . . . . . . . . .      (324)      (291)
   Other . . . . . . . . . . . . . . . . . . . . . . . .    (1,578)    (1,502)
                                                           -------    -------
                                                           (10,793)   (11,249)
                                                           -------    -------

Deferred tax asset valuation allowance . . . . . . . . .    (3,448)    (2,420)
                                                           -------    -------
                                                           $ 4,799    $(3,241)
                                                           =======    =======

         Through September 30, 1995, the Company's German subsidiary generated a tax loss carryforward of $11,065,000 which may be carried forward indefinitely. The valuation allowance relates primarily to the amount of the German loss carryforward which may not be realized.


NOTE 11 - LONG-TERM DEBT

  Long-term debt includes the following:

                                                                  September 30,
                                                               -----------------
                                                                1995      1994
                                                               -------   -------
                                                                (in thousands)
  Payable to four insurance companies (unsecured); 11.5%;
    principal payable in annual installments of $2,857,140;
    interest payable semi-annually  . . . . . . . . . . .      $11,429   $14,286

  Less portion due within one year. . . . . . . . . . . .        2,857     2,857
                                                               -------   -------
                                                               $ 8,572   $11,429
                                                               =======   =======

         In December 1988, four insurance companies purchased an aggregate of $20,000,000 of the Company's unsecured 11.5% Senior Notes due 1998. Prepayment of amounts in excess of scheduled maturities are subject to certain restrictions and would be at a premium. The note purchase agreement related to the sale of these notes requires the maintenance of a specified current ratio and a specified amount of net worth and also includes restrictive covenants relating to additional indebtedness and leases, creation of liens, payment of dividends, mergers and disposition of assets. Retained earnings was unrestricted as to the payment of dividends at September 30, 1995.

         Long-term debt at September 30, 1995, matures as follows:


   Year Ending September 30,                                    Amount
   -------------------------                                -------------
                                                            (in thousands)
            1996 . . . . . . . . . . . . . . . . . . . . . . .   $2,857
            1997 . . . . . . . . . . . . . . . . . . . . . . .    2,857
            1998 . . . . . . . . . . . . . . . . . . . . . . .    2,857
            1999 . . . . . . . . . . . . . . . . . . . . . . .    2,858



NOTE 12 - STOCKHOLDERS' EQUITY, STOCK OPTIONS AND PROFIT SHARING AND SAVINGS
          PLAN

         On May 31, 1990, the Board of Directors declared a dividend of one Preferred Share Purchase Right (the "Right") for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one- hundredth share of a new series of junior participating preferred stock at an exercise price of $60, subject to adjustment. The Rights may only be exercised 10 days following a public announcement that a third party has acquired 20% or more of the outstanding common shares or 10 days following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a third party of 20% or more of such outstanding common shares. The Rights, which do not have voting rights, expire May 31, 2000, and at the Company's option, may be redeemed by the Company prior to expiration for $.01 per Right. In the event that the Company is acquired in a merger or other business combination or 50% or more of its consolidated assets or earning power are sold, provision shall be made so that each holder of a Right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right.

EMPLOYEE STOCK OPTION PLANS

         The Company maintains two stock option plans, the 1981 Plan and the 1977 Plan. Under the 1981 Plan, the exercise price may not be less than the fair market value on the date of grant. Under both plans, options are granted for a ten-year term and are exercisable either from the date of grant or at the end of the first year of the term.

         A summary of stock option activity related to the plans are as follows:

                                                         Shares      Price Range
                                                        -------    --------------
         Options outstanding, September 30, 1992        276,112    $7.00 - $18.43
                 Cancelled                              (10,000)            16.75
                 Exercised                              (57,463)    7.00 -  10.00
                 Granted                                300,000             14.13
                                                        -------
         Options outstanding, September 30, 1993        508,649     7.00 -  18.43
                 Cancelled                              (22,500)            14.13
                 Exercised                               (6,020)             7.00
                                                        -------
         Options outstanding, September 30, 1994        480,129     7.00 -  18.43
                 Cancelled                              (94,000)   14.13 -  18.43
                 Exercised                              (51,015)    7.00 -  14.13
                 Granted                                470,000             14.13
                                                        -------
         Options outstanding, September 30, 1995        805,114     7.00 -  16.75
                                                        =======

         Exercisable, September 30, 1995                335,114     7.00 -  16.75
                                                        =======

         There were 52,876 shares available for grants under the Plans at September 30, 1995.

NON-EMPLOYEE DIRECTORS' STOCK OPTION AGREEMENTS

         There were 10,000 shares available for grants at September 30, 1995. Options are exercisable for six years from the date of grant.

         A summary of stock option activity related to these agreements is as follows:

                                                         Shares      Price Range
                                                        -------    --------------
         Options outstanding, September 30,
            1992 and 1993                                10,000            $12.75
                 Granted                                 10,000             11.00
                                                        -------
         Options outstanding, September 30, 1994         20,000    $11.00 - 12.75
                 Cancelled                              (10,000)            12.75
                                                        -------
         Options outstanding, September 30, 1995         10,000             11.00
                                                        =======


PROFIT SHARING AND SAVINGS PLAN

         The Company and its domestic subsidiaries have adopted a profit sharing and savings plan in which substantially all employees are eligible to participate. Annual contributions to the profit sharing portion of the plan are discretionary, and are determined by the Company's Board of Directors. Contributions to the savings portion of the plan are made on a monthly basis in an amount as required by the plan. Expenses related to this plan were approximately $1,200,000, $1,800,000 and $1,300,000 for the fiscal years 1995,
1994 and 1993, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company. Additionally, in the ordinary course of business, the Company has issued standby letters of credit and bank guarantees as security for advances, progress payments and performance on long-term contracts and, as a result, is contingently liable in the amount of approximately $16,300,000 at September 30, 1995.


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of unaudited quarterly financial data for fiscal 1995 and 1994:

                                                         Net       Earnings
                                          Gross        Income       (Loss)
                             Revenues     Profit       (Loss)     Per Share
                             --------     ------       ------     ---------
                                 (in thousands except per share amounts)
Quarter Ended:
  December 31, 1994 . . . .  $42,298     $16,079      $   601     $   .05
  March 31, 1995  . . . . .   38,737      11,277       (9,705)(a)    (.81)
  June 30, 1995 . . . . . .   42,028      17,560        1,281 (b)     .11
  September 30, 1995  . . .   45,497      18,120       (4,969)(b)    (.41)

Quarter Ended:
  December 31, 1993 . . . .  $40,575     $15,536      $  (841)     $ (.07)
  March 31, 1994  . . . . .   48,632      16,679          120         .01
  June 30, 1994 . . . . . .   56,239      17,892          477         .04
  September 30, 1994  . . .   58,320      18,693        1,568         .13

----------

(a) Net loss for the quarter was affected by restructuring and other charges, the effect of which is described in NOTE 2.

(b) Net income (loss) for the quarter was affected by losses on divestitures of non-core assets, the effect of which is described in
         NOTE 3.


NOTE 15 - INDUSTRY SEGMENTS

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

         Intersegment transfers (primarily energy products to flow measurement) and transfers to other geographic areas (primarily U.S. to U.K.) are not significant to the operations of either segment or geographic area and are accounted for as transfers at cost on the following schedules. Segment operating income (loss) represents revenues less operating expenses and is not reduced for interest expense, general corporate expenses and income taxes. Identifiable assets are those tangible and intangible assets that are identified with the operations of a particular industry segment or geographic area.

                         INFORMATION ON INDUSTRY SEGMENTS
                         --------------------------------
                                  (IN THOUSANDS)

                              Operating      Identi-   Capital    Depreciation
                                Income       fiable    Expendi-        and
                    Revenues    (Loss)(a)     Assets     tures     Amortization
                    --------  ---------       ------    --------   ------------
FISCAL 1995
-----------

Flow measurement. . $114,966   $ 10,395     $109,836    $ 3,683       $5,526
Energy products . .   53,320      3,110       42,992        729        1,602
                    --------   --------     --------    -------       ------
  Subtotal. . . . .  168,286     13,505      152,828      4,412        7,128

Corporate . . . . .      274     (5,704)      11,640        382          417
Other charges . . .             (24,288)
Interest expense. .              (2,028)
                    --------   --------     --------    -------       ------
  Total . . . . . . $168,560   $(18,515)    $164,468    $ 4,794       $7,545
                    ========   ========     ========    =======       ======

FISCAL 1994
-----------

Flow measurement. . $145,657   $ 13,454     $117,388    $ 8,416       $3,986
Energy products . .   57,739     (1,501)      54,193      5,002        2,588
                    --------   --------     --------    -------       ------
  Subtotal. . . . .  203,396     11,953      171,581     13,418        6,574

Corporate . . . . .      370     (7,906)      15,756        213          909
Interest expense. .              (1,927)
                    --------   --------     --------    -------       ------
  Total . . . . . . $203,766   $  2,120     $187,337    $13,631       $7,483
                    ========   ========     ========    =======       ======

FISCAL 1993
-----------

Flow measurement. . $110,009   $  9,601     $ 97,909    $ 7,250       $3,561
Energy products . .   69,424      4,747       50,454      3,879        2,236
                    --------   --------     --------    -------       ------
  Subtotal. . . . .  179,433     14,348      148,363     11,129        5,797

Corporate . . . . .      816     (4,178)(b)   29,705        664          787
Interest expense. .              (2,088)
                    --------   --------     --------    -------       ------
  Total . . . . . . $180,249   $  8,082     $178,068    $11,793       $6,584
                    ========   ========     ========    =======       ======

----------

(a) Includes restructuring and other charges and losses on divestitures of non-core assets (see NOTES 2 and 3).

(b)      Includes pretax income of $1,500 from an insurance settlement.

                      INFORMATION ON GEOGRAPHIC OPERATIONS
                                 (IN THOUSANDS)


                                     United
                                     States     Europe    Canada  Consolidated
                                     ------     ------    ------  ------------
FISCAL 1995
-----------

Revenues . . . . . . . . . . . . .  $125,944    $29,795   $12,547    $168,286
                                    ========    =======   =======    ========

Operating income (loss) (a) . . . . $  9,670    $  (485)  $ 4,320    $ 13,505
                                    ========    =======   =======    ========

Identifiable assets at
  September 30, 1995 . . . . . . .  $107,926    $39,699   $ 5,203    $152,828
                                    ========    =======   =======    ========


FISCAL 1994
-----------

Revenues . . . . . . . . . . . . .  $134,904    $52,962   $15,530    $203,396
                                    ========    =======   =======    ========

Operating income . . . . . . . . .  $  4,553    $ 2,476   $ 4,924    $ 11,953
                                    ========    =======   =======    ========

Identifiable assets at
  September 30, 1994 . . . . . . .  $116,514    $48,851   $ 6,216    $171,581
                                    ========    =======   =======    ========


FISCAL 1993
-----------

Revenues . . . . . . . . . . . . .  $140,639    $29,133   $ 9,661    $179,433
                                    ========    =======   =======    ========

Operating income . . . . . . . . .  $ 10,724    $   675   $ 2,949    $ 14,348
                                    ========    =======   =======    ========

Identifiable assets at
  September 30, 1993 . . . . . . .  $106,526    $36,807   $ 5,030    $148,363
                                    ========    =======   =======    ========

----------

(a) Includes restructuring and other charges (see NOTE 2) and losses on divestitures of assets (see NOTE 3).

         Included in United States revenues were export sales of $40,500,000, $52,800,000 and $55,500,000 in fiscal 1995, 1994 and 1993, respectively. These sales were primarily to Africa, the Far East, the Middle East, and South America. At September 30, 1995, 1994 and 1993, the Company's investment in consolidated foreign subsidiaries, primarily its U.K. subsidiary, approximated $35,100,000, $40,200,000 and $30,100,000, respectively.

         Foreign currency transaction gains and losses included in the Consolidated Statement of Operations were immaterial in fiscal 1995, 1994 and 1993.

                               INDEX TO EXHIBITS


Exhibit
Number
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

  3.2    -       By-Laws of the Company, as amended through February
                 2, 1995.

  3.3    -       Certificate of Designation, Powers, Preferences and
                 Rights of Series A Junior Participating Preferred
                 Stock filed as Exhibit 3.3 in the Company's Amendment to Application or Report on Form 8, and hereby incorporated by reference herein.

  4.1    -       Note Purchase Agreement dated as of December 5, 1988,
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
                 Rights of Series A Junior Participating Preferred
                 Stock (included as Exhibit 3.3 hereto).

                               INDEX TO EXHIBITS


Exhibit
Number
------

 10.1    -       1977 Stock Option Plan, as amended and restated
                 on December 16, 1993, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and hereby incorporated by reference herein.

 10.2    -       1981 Stock Option Plan, as amended and restated on
                 December 31, 1986, filed as Exhibit 19.2 to Daniel
                 Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, and hereby incorporated by reference herein.

 10.3    -       Form of Director's Stock Option Agreements dated
                 October 9, 1986, between Daniel Texas and the several non-employee directors, filed as Exhibit 19.1 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference herein.

 10.4    -       Form of Change in Control Agreement dated as of
                 March 15, 1995, between the Company and each of
                 W. A. Griffin, III, W. C. Clingman, H. G. Schopfer,
                 III, T. L. Sivak and M. R. Yellin.

 10.5    -       Asset Purchase Agreement dated November 27, 1995,
                 by and among DAN-LOC Bolt & Gasket, Inc., Daniel
                 Industrial, Inc., Daniel Industries Canada and the Company.

 10.6    -       Supplemental Executive Retirement Plan effective
                 July 1, 1995.

 10.7    -       Written description of a Consulting Agreement
                 between the Company and Ralph H. Clemons, Jr.
                 effective as of July 1, 1994.

 10.8    -       Written description of a Consulting Agreement
                 between the Company and W. A. Griffin effective as of February 3, 1995.

                               INDEX TO EXHIBITS


Exhibit
Number
------

 10.9  -         Written description of the Company's key employees'
                 incentive compensation plan.

 21     -        Subsidiaries of the Company.

 23     -        Consent of Independent Accountants.

 27     -        Financial data schedule.