Form 10-Q
period 1995-12-31
DANIEL INDUSTRIES INC
filed 1996-02-13
CIK 26821

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                DECEMBER  31, 1995
                               ---------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________


Commission File Number           1-6098
                        -----------------------


                           DANIEL INDUSTRIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            DELAWARE                                     74-1547355
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                   9753 Pine Lake Drive, Houston, Texas  77055
              -----------------------------------------------------
             (Address of principal executive offices)    (Zip Code)


                                 713-467-6000
             ---------------------------------------------------
            (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X    .       No        .
                                               ---------           -------

         On February 7, 1996, there were outstanding 12,083,485 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
               (In thousands of dollars, except per share data
                            and number of shares)
                                 (Unaudited)

                                                                                    December 31,    September 30,
                                                                                        1995             1995
                                                                                     ----------      -----------
                                                                    ASSETS
                                                                    ------

Current assets:
  Cash and cash equivalents                                                        $    6,005       $  3,895
  Receivables, net of reserve of $186 and $98                                          33,962         34,807
  Costs in excess                                                                         905            941
  Inventories                                                                          40,966         35,889
  Deferred taxes on income                                                              7,892          7,982
  Net assets held for sale                                                                 84         22,838
  Other                                                                                 5,997          2,427
                                                                                     --------      ---------
      Total current assets                                                             95,811        108,779
Property, plant and equipment at cost, net                                             52,939         52,677
Intangibles and other assets                                                           10,908          3,012
                                                                                     --------      ---------
                                                                                     $159,658       $164,468
                                                                                     ========      =========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 ------------------------------------

Current liabilities:
  Notes payable                                                                      $  6,200       $ 10,000
  Current maturities of long-term debt                                                  2,857          2,857
  Accounts payable                                                                     10,648         11,702
  Accrued expenses                                                                     17,936         18,834
                                                                                     --------      ---------
      Total current liabilities                                                        37,641         43,393
Long-term debt                                                                          5,715          8,572
Deferred taxes on income                                                                5,815          3,183
                                                                                     --------      ---------
      Total liabilities                                                                49,171         55,148
                                                                                     --------      ---------
Stockholders' equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, 150,000 shares
    designated as Series A junior participating
    preferred stock, no shares issued or outstanding
  Common stock, $1.25 par value, 20,000,000 shares
    authorized, 12,083,485 shares issued                                               15,104         15,104
  Capital in excess of par value                                                       90,247         90,247
  Translation component                                                                  (759)         (295)
  Retained earnings                                                                     5,895          4,264
                                                                                     --------      ---------
      Total stockholders' equity                                                      110,487        109,320
                                                                                     --------      ---------
                                                                                     $159,658       $164,468
                                                                                     ========      =========


     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

               (In thousands of dollars, except per share data
                            and number of shares)
                                 (Unaudited)


                                                                                    Three Months Ended December 31,
                                                                                    -------------------------------

                                                                                       1995               1994
                                                                                     --------           --------
Revenues                                                                             $ 40,638           $ 42,298
                                                                                     --------           --------

Costs and expenses:
  Cost of sales                                                                        23,843             26,219
  Depreciation and amortization                                                         1,745              2,234
  Selling and administrative expenses                                                  10,582             11,662
  Research and development expenses                                                       383                794
  Interest expense                                                                        471                525
                                                                                     --------           --------
        Total expenses                                                                 37,024             41,434
                                                                                     --------           --------

Income before income tax expense                                                        3,614                864

Income tax expense                                                                      1,439                263
                                                                                     --------           --------

Net income                                                                           $  2,175           $    601
                                                                                     ========           ========

Earnings per common share                                                            $    .18           $    .05
                                                                                     ========           ========

Cash dividends per common share                                                      $   .045           $   .045
                                                                                     ========           ========

Average number of shares outstanding                                               12,083,485         12,032,470
                                                                                   ==========         ==========


                    See accompanying NOTES TO CONSOLIDATED
                       CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)

                                  (Unaudited)

                                                                                      Three Months Ended December 31,
                                                                                      -------------------------------

                                                                                          1995                 1994
                                                                                        --------             --------
                                                                                                (in thousands)
Cash flows from operating activities:
  Net income                                                                            $  2,175             $     601
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization                                                      1,745                 2,234
        Changes in operating assets and
          liabilities                                                                     (1,713)                2,305
                                                                                        --------             ---------

Net cash provided by operating activities                                                  2,207                 5,140
                                                                                        --------             ---------

Cash flows from investing activities:
  Acquisition of product line                                                                                   (4,177)
  Capital expenditures                                                                      (874)               (1,016)
  Proceeds from sales of non-core assets                                                   8,000
                                                                                        --------             ---------

Net cash provided by (used in) investing activities                                        7,126                (5,193)
                                                                                        --------             ---------

Cash flows from financing activities:
  Net (payments) borrowings on lines of credit                                            (3,800)                4,350
  Payments on long-term debt                                                              (2,857)               (2,857)
  Cash dividend paid                                                                        (544)                 (541)
                                                                                        --------             ---------

Net cash provided by (used in) financing activities                                       (7,201)                  952
                                                                                        --------             ---------

Effect of exchange rate changes on cash                                                      (22)                  (23)
                                                                                        --------             ---------

Increase in cash and cash equivalents                                                      2,110                   876

Cash and cash equivalents, beginning of period                                             3,895                 2,520
                                                                                        --------             ---------
Cash and cash equivalents, end of period                                                $  6,005             $   3,396
                                                                                        ========             =========


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

       These condensed statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

       As a result of the sale of the Company's non-core product lines, the Company determined that it now has one business segment, fluid measurement and flow control products and systems.

       The Company has not elected early adoption of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995, which is the Company's year ending September 30, 1997. The Company believes adoption of this statement will not materially affect the Company's financial statements.

Note 2 - Acquisitions

       On January 8, 1996, the Company signed a letter of intent to purchase all of the outstanding stock of a valve manufacturer and refurbisher for approximately $3 million. The transaction is subject, among other conditions, to a due diligence examination by the Company and the signing of a definitive agreement. Completion of the transaction is expected in the second quarter of fiscal 1996. The operations related to this acquisition, which will be accounted for under the purchase method, are not material to the Company's results of operations.

       As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, the Company acquired the orifice metering product line assets of another company. Acquisition and related costs of $4,177,000 were paid in cash. The operations related to this acquisition, which was accounted for under the purchase method, are not material to the Company's results of operations.

Note 3 - Divestiture

       As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, the Company sold, effective November 1995, the net assets of its fastener subsidiary, Daniel Industrial, Inc., to an investor group for $8,000,000 cash and $9,500,000 in notes, discounted to $8,600,000. The charge to operations from this transaction was recorded in fiscal 1995. Notes receivable include:

                                                                                     December 31, 1995
                                                                                     -----------------
                                                                                       (in thousands)
       Note receivable; interest of 8.5% for the first five years and 12.5% thereafter; interest payable quarterly;
           principal due November 29, 2002                                                $ 6,000
       Note receivable; collaterized by certain inventory; discounted at an effective rate of 11%; annual principal payments with
           the last payment due December 31, 1999                                           2,600
                                                                                          -------
                                                                                            8,600
       Less current portion (included in other current assets)                               (357)
                                                                                          -------
       Long-term portion (included in intangibles and other assets)                       $ 8,243
                                                                                          =======

       Minimum annual principal payments on these notes receivable are as follows: 1996 - $357,000, 1997 - $422,000, 1998 - $469,000, 1999 and thereafter
- $7,352,000.


Note 4 - Inventories

       Major components of inventories include:

                                                                     December 31,      September 30,
                                                                         1995               1995
                                                                      ----------         ----------
                                                                            (in thousands)
Raw materials                                                         $  15,111          $  14,527
Work-in-process                                                          12,122             10,752
Finished goods                                                           19,031             15,751
                                                                      ---------          ---------
                                                                         46,264             41,030
Less LIFO reserve                                                         5,298              5,141
                                                                      ---------          ---------
                                                                      $  40,966          $  35,889
                                                                      =========          =========


Note 5 - Accrued Expenses

       Accrued expenses are summarized as follows:

                                                                     December 31,      September 30,
                                                                         1995               1995
                                                                      ----------         ----------
                                                                            (in thousands)
Other accrued expenses                                                $  13,506          $  14,382
Accrued taxes other than income                                           2,763              2,325
Salaries and wages                                                        1,667              2,127
                                                                      ---------          ---------
                                                                      $  17,936          $  18,834
                                                                      =========          =========

       Substantially all of the planned terminations associated with the Company's restructuring program announced in fiscal 1995 had occurred as of December 31, 1995.

Note 6 - Notes Payable

       At December 31, 1995, the Company had uncommitted short-term lines of credit aggregating approximately $45,000,000. One of these lines contains restrictions regarding the amount of the line available for short-term borrowings and the amount available for issuance of letters of credit. The other lines are available for either short-term borrowings or the issuance of letters of credit. Loans under these lines may be made in such amounts and at such maturities and interest rates as may be offered by the banks and accepted by the Company at the time of each borrowing. At December 31, 1995, borrowings under these lines were $6,200,000, and $26,400,000 was available for additional short-term borrowings. These borrowings were at a weighted average interest rate of 6.38% and were due at varying dates through January 9, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations

Three Months Ended December 31, 1995 vs. Three Months Ended December 31, 1994

       As a result of the sale of the Company's non-core product lines, the Company determined that it now has one business segment, fluid measurement and flow control products and systems.

       Consolidated revenues for the quarter ended December 31, 1995 were $40,638,000 compared to $42,298,000 last year, inclusive of revenues from divested product lines of $4,815,000 and $7,037,000, respectively. Revenues from sales of fluid measurement and flow control products increased 11% from the prior year reflecting increased worldwide demand for the Company's products, particularly valves. This trend is expected to continue through the remainder of fiscal 1996. Sales of measurement systems decreased due to the timing of completion of orders. Revenues in the current period include a pretax gain of approximately $1,200,000 from the sale of certain non-manufacturing property in Germany. The Company's backlog at December 31, 1995 was approximately $43,800,000, an increase of 27% from the balance at December 31, 1994, reflecting a significant improvement in orders for valve products and a modest improvement in orders for measurement products.

       The consolidated gross profit margin for the quarter ended December 31, 1995, inclusive of the pretax gain on the sale of the property mentioned above, improved to 41% of revenues compared to 38% of revenues last year primarily due to the current year divestiture of the low-margin, non-core fastener product line and a change in product mix towards fluid measurement products which have higher margins than systems.

       Consolidated selling and administrative expenses ("S&A"), as a percentage of revenues, declined two percentage points to 26% of revenues in the current period. This decline is primarily attributed to the realization of benefits from the restructuring program, which was adopted in fiscal 1995, and from the gain on sale of property mentioned above.

       Consolidated depreciation and amortization expense decreased 22% to $1,745,000 for the quarter ended December 31, 1995 primarily due to the current year divestiture of the non-core fastener product line.

       Consolidated interest expense decreased 10% to $471,000 in the current quarter due to both lower short-term and long-term debt levels.

       The Company has not elected early adoption of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15,

1995, which is the Company's year ending September 30, 1997. The Company believes adoption of this statement will not materially affect the Company's financial statements.


                        Liquidity and Capital Resources

       The primary sources of the Company's liquidity for the three months ended December 31, 1995, were proceeds from the sale of the net assets of the fastener subsidiary (see Note 3 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS), internally generated funds and cash and cash equivalents available at the beginning of the year. These funds were used primarily for capital expenditures, payments on short-term and long-term debt, and the payment of a dividend.

       Working capital decreased $7,216,000 from the balance at September 30, 1995 to $58,170,000 at December 31, 1995, primarily due to the reclassification to non-current assets of the notes received from the sale mentioned above. The Company considers its financial position to be strong, with debt to total capitalization of 12%. The Company's working capital ratio at December 31, 1995, of 2.5 to 1.0 is adequate to meet the Company's needs.

       In the first three months of fiscal 1996 and in fiscal 1995, the Company relied upon short-term borrowings under its bank lines of credit to supplement its working capital and other cash requirements. At December 31, 1995, the Company had uncommitted short-term lines of credit aggregating approximately $45,000,000. At December 31, 1995 and February 6, 1996, borrowings under these lines were $6,200,000, at weighted average interest rates of 6.38% and 6.0%, respectively. While the Company expects its borrowings requirements to generally decrease during the remainder of fiscal year 1996 from current levels, the timing of one or several major expenditures or receipts may affect the level of borrowings at a particular point in time.

       The Company anticipates capital expenditures in fiscal 1996 of approximately $4,000,000. Capital expenditures for the three months ended December 31, 1995 were $874,000. On January 8, 1996, the Company signed a letter of intent to purchase all of the outstanding stock of a valve manufacturer and refurbisher for approximately $3,000,000. The Company continues to seek acquisitions that would build upon its expertise in the manufacturing and marketing of fluid measurement and flow control products and systems.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

       The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              27 - Financial Data Schedule

       (b) During the quarter for which this report is filed, the Company filed a Report on Form 8-K dated December 13, 1995, which described the divestiture of Daniel Industrial, Inc.

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

                                        DANIEL INDUSTRIES, INC.
                                        ---------------------------------
                                             (Registrant)





Date   February 12, 1996                By  /s/ W. A. Griffin, III
                                          -------------------------------
                                              W. A. Griffin, III
                                                President and
                                            Chief Executive Officer



Date   February 12, 1996                By   /s/ Henry G. Schopfer, III
                                          --------------------------------
                                               Henry G. Schopfer, III
                                                 Vice President and
                                               Chief Financial Officer



Date   February 12, 1996                By   /s/ Mary R. Beshears
                                          --------------------------------
                                               Mary R. Beshears
                                           Corporate Controller and
                                           Chief Accounting Officer

                              INDEX TO EXHIBITS

Exhibit                          Description
-------                          -----------

  27                       Financial Data Schedule