Form 10-Q
period 1996-03-31
DANIEL INDUSTRIES INC
filed 1996-05-15
CIK 26821

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO ____________________


Commission File Number    1-6098


                             DANIEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                  74-1547355
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


                   9753 Pine Lake Drive, Houston, Texas  77055
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)


                                  713-467-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No _________

         On May 3, 1996, there were outstanding 12,103,506 shares of Common Stock, $1.25 par value, of the registrant.

                           PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
     (In thousands of dollars, except per share data and number of shares)
                                  (Unaudited)

                                                                                  March 31,      September 30,
                                                                                    1996            1995
                                                                                ------------     -------------
                                                        ASSETS

Current assets:
  Cash and cash equivalents                                                      $    4,573       $   3,895
  Receivables, net of reserve of $310 and $98                                        35,845          34,807
  Costs in excess                                                                     3,581             941
  Inventories                                                                        41,398          35,889
  Deferred taxes on income                                                            8,139           7,982
  Net assets held for sale                                                                           22,838
  Other                                                                               6,341           2,427
                                                                                 -----------      ---------
          Total current assets                                                       99,877         108,779
Property, plant and equipment at cost, net                                           51,782          52,677
Other assets                                                                         13,069           3,012
                                                                                 ----------       ---------
                                                                                 $  164,728       $ 164,468
                                                                                 ==========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                  $   10,200       $   10,000
  Current maturities of long-term debt                                                2,857            2,857
  Accounts payable                                                                   10,538           11,702
  Accrued expenses                                                                   16,937           18,834
                                                                                 ----------       ----------
          Total current liabilities                                                  40,532           43,393
Long-term debt                                                                        5,715            8,572
Deferred taxes on income                                                              6,693            3,183
                                                                                 ----------       ----------
          Total liabilities                                                          52,940           55,148
                                                                                 ----------       ----------

Stockholders' equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, 150,000 shares
    designated as Series A junior participating
    preferred stock, no shares issued or outstanding
  Common stock, $1.25 par value, 20,000,000 shares
    authorized, 12,103,506 and 12,083,485 shares issued                              15,129           15,104
  Capital in excess of par value                                                     90,498           90,247
  Translation component                                                              (1,975)            (295)
  Retained earnings                                                                   8,136            4,264
                                                                                 ----------       ----------
          Total stockholders' equity                                                111,788          109,320
                                                                                 ----------       ----------
                                                                                 $  164,728       $  164,468
                                                                                 ==========       ==========


     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

     (In thousands of dollars, except per share data and number of shares)
                                  (Unaudited)



                                             Quarter Ended March 31,          Six Months Ended March 31,
                                          ----------------------------        --------------------------

                                             1996              1995              1996            1995
                                          ----------        ----------        ----------      ----------
Revenues                                  $   42,500        $   38,737        $   83,138      $   81,035
                                          ----------        ----------        ----------      ----------

Costs and expenses:
  Cost of sales                               24,608            27,460            48,451          53,679
  Depreciation and
      amortization                             1,615             1,950             3,360           4,184
  Selling and administrative
      expenses                                10,809            10,405            21,391          22,067
  Research and develop-
      ment expenses                              348               750               731           1,544
  Unusual items                                                 12,330                            12,330
  Interest expense                               436               502               907           1,027
                                          ----------        ----------        ----------      ----------

         Total expenses                       37,816            53,397            74,840          94,831
                                          ----------        ----------        ----------      ----------

Income (loss) before
   income tax expense
   (benefit)                                   4,684           (14,660)            8,298         (13,796)

Income tax expense (benefit)                   1,898            (4,955)            3,337          (4,692)
                                          ----------        ----------        ----------      ----------

Net income (loss)                         $    2,786        $   (9,705)       $    4,961      $   (9,104)
                                          ==========        ==========        ==========      ==========

Earnings (loss) per
   common share                           $      .23        $     (.81)       $      .41      $     (.76)
                                          ==========        ==========        ==========      ==========

Cash dividends per
   common share                           $     .045        $     .045        $      .09      $      .09
                                          ==========        ==========        ==========      ==========

Average number of shares
   outstanding                            12,090,745        12,033,377        12,087,095      12,032,918
                                          ==========        ==========        ==========      ==========



     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)

                                  (Unaudited)

                                                                           Six Months Ended March 31,
                                                                        ---------------------------------

                                                                           1996                   1995
                                                                        ----------             ----------
                                                                                  (in thousands)
Cash flows from operating activities:
  Net income (loss)                                                     $   4,961              $  (9,104)
    Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
           Non-cash portion of restructurings and other items                                     11,124
           Depreciation and amortization                                    3,360                  4,184
           Changes in operating assets and liabilities                    (10,167)                 1,759
                                                                        ---------              ---------

Net cash provided by (used in) operating activities                        (1,846)                 7,963
                                                                        ---------              ---------

Cash flows from investing activities:
  Acquisitions                                                             (2,733)                (4,177)
  Capital expenditures                                                     (2,274)                (2,404)
  Proceeds from sales of investment securities                                                     2,039
  Proceeds from sales of assets                                            11,062(a)                  57
                                                                        ---------              ---------

Net cash provided by (used in) investing activities                         6,055                 (4,485)
                                                                        ---------              ---------

Cash flows from financing activities:
  Net borrowings on lines of credit                                           200                  3,300
  Payments on long-term debt                                               (2,857)                (2,858)
  Cash dividends paid                                                      (1,089)                (1,083)
  Activity under stock option and stock award plans                           276                     14
                                                                        --------               ---------

Net cash used in financing activities                                      (3,470)                  (627)
                                                                        --------               ---------

Effect of exchange rate changes on cash                                       (61)                   116
                                                                        ---------              ---------

Increase in cash and cash equivalents                                         678                  2,967

Cash and cash equivalents, beginning of period                              3,895                  2,520
                                                                        ---------              ---------
Cash and cash equivalents, end of period                                $   4,573              $   5,487
                                                                        =========              =========


(a) Includes proceeds from the divestiture of certain product lines. See Note 3 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

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

         As a result of the divestiture of certain product lines, the Company evaluated its remaining product lines and determined that it has one business segment, fluid measurement and flow control products and systems.

         The Company has not elected early adoption of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995, which is the
Company's year ending September 30, 1997.   The Company believes adoption of
this statement will not materially affect the Company's financial statements.

Note 2 - Acquisitions

         In February 1996, the Company acquired all of the outstanding stock of a valve manufacturer and refurbisher. Acquisition costs of $2,733,000 were
paid in cash.   The operations related to this acquisition, which was accounted for under the purchase method, are not material to the Company's results of operations.

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

Note 3 - Divestitures

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

                                                                                              March 31, 1996
                                                                                              --------------
                                                                                              (in thousands)
Note receivable; interest of 8.5% for the first five years
    and 12.5% thereafter; interest payable quarterly;
    principal due November 29, 2002                                                                 $6,000
Note receivable; collaterized by certain inventory; discounted at an effective rate of 11%; annual principal payments with
    the last payment due December 31, 1999                                                           2,600
                                                                                                    ------
                                                                                                     8,600
Less current portion (included in other current assets)                                               (357)
                                                                                                    ------
Long-term portion (included in intangibles and other assets)                                        $8,243
                                                                                                    ======

         Minimum annual principal payments on these notes receivable are as follows: 1996 - $357,000, 1997 - $422,000, 1998 - $469,000, 1999 and thereafter
- - $7,352,000.

         In December 1995, the Company sold its manufacturing facility in Matamoros, Mexico for approximately book value. The sales proceeds of $1,824,000 were received in cash.

         During the six months ended March 31, 1996, the Company sold certain non-manufacturing properties in Germany for approximately $4,000,000 and recorded a pretax gain of $2,684,000.

Note 4 - Inventories

         Major components of inventories include:

                                                              March 31,          September 30,
                                                                1996                 1995
                                                            -----------          -------------
                                                                    (in thousands)
Raw materials                                                 $16,599                $14,527
Work-in-process                                                10,238                 10,752
Finished goods                                                 19,910                 15,751
                                                              -------                -------
                                                               46,747                 41,030
Less LIFO reserve                                               5,349                  5,141
                                                              -------                -------
                                                              $41,398                $35,889
                                                              =======                =======




Note 5 - Accrued Expenses

         Accrued expenses are summarized as follows:

                                                             March 31,          September 30,
                                                               1996                 1995
                                                           -----------          -------------
                                                                    (in thousands)
Other accrued expenses                                        $14,165                $14,382
Accrued taxes other than on income                              1,141                  2,325
Salaries and wages                                              1,631                  2,127
                                                              -------                -------
                                                              $16,937                $18,834
                                                              =======                =======


         Substantially all of the planned terminations associated with the Company's restructuring program announced in fiscal 1995 had occurred as of December 31, 1995.




Note 6 - Notes Payable

         At March 31, 1996, the Company had uncommitted short-term lines of credit aggregating approximately $45,000,000. One of these lines contains restrictions regarding the amount of the line available for short-term borrowings and the amount available for issuance of letters of credit. The other lines are available for either short-term borrowings or the issuance of letters of credit. Loans under these lines may be made in such amounts and at such maturities and interest rates as may be offered by the banks and accepted by the Company at the time of each borrowing. At March 31, 1996, borrowings under these lines were $10,200,000, and $22,600,000 was available for additional short-term borrowings. These borrowings were at a weighted average interest rate of 6.16% and were due at varying dates through April 10, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations

Six Months Ended March 31, 1996 vs. Six Months Ended March 31, 1995

         As a result of the divestiture of certain product lines, the Company evaluated its remaining product lines and determined that it has one business segment, fluid measurement and flow control products and systems.

         Consolidated revenues for the six months ended March 31, 1996 were $83,138,000 compared to $81,035,000 for the same period last year, inclusive of revenues from divested product lines of $4,815,000 and $15,887,000, respectively. Revenues from sales of fluid measurement and flow control products increased from the prior year reflecting improved demand for the Company's products, particularly valves. This trend is expected to continue through the remainder of fiscal 1996. Revenues in the current period include pretax gains of $2,684,000 from the sales of certain non-manufacturing properties in Germany. The Company's backlog at March 31, 1996, was $42,176,000, an increase of 8% from the balance at March 31, 1995, reflecting a significant improvement in orders for valve products and a modest improvement in orders for measurement products.

         The consolidated gross profit margin for the six months ended March 31, 1996, inclusive of the pretax gains on the sales of the properties mentioned above, improved to 42% of revenues compared to 34% of revenues last year primarily due to the current year divestiture of the low-margin, fastener product line and the $3,785,000 charge for inventory writedowns recorded in fiscal 1995.

         Consolidated selling and administrative expenses, as a percentage of revenues, declined slightly to 26% of revenues in the current period. This decline is primarily attributed to the realization of benefits from the restructuring program, which was adopted in fiscal 1995, and from the pretax gains on sales of properties mentioned above.

         Consolidated depreciation and amortization expense decreased 20% to $3,360,000 for the six months ended March 31, 1996 primarily due to the current year divestiture of the fastener product line.

         Consolidated interest expense decreased 12% to $907,000 in the current period due to both lower short-term and long-term debt levels.

         The Company has not elected early adoption of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995, which is the Company's year ending September 30, 1997. The Company believes adoption of this statement will not materially affect the Company's financial statements.


Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995

         Consolidated revenues for the quarter ended March 31, 1996 were $42,500,000 compared to $38,737,000 last year, inclusive of revenues from divested product lines of $8,850,000 last year. Revenues from sales of fluid measurement and flow control products increased from the prior year reflecting improved demand for the Company's products, particularly valves. This trend is expected to continue through the remainder of fiscal 1996. Revenues in the current period include a pretax gain of $1,499,000 from the sale of certain non-manufacturing property in Germany.

         The consolidated gross profit margin for the quarter ended March 31, 1996, inclusive of the pretax gain on the sale of the property mentioned above, improved to 42% of revenues compared to 29% of revenues last year primarily due to the current year divestiture of the low- margin, fastener product line, the gain on sale of property mentioned above and the $3,785,000 charge for inventory writedowns recorded in fiscal 1995.

         Consolidated selling and administrative expenses, as a percentage of revenues, declined two percentage points to 25% of revenues in the current period. This decline is primarily attributed to the realization of benefits from the restructuring program, which was adopted in fiscal 1995, and from the pretax gain on the sale of property mentioned above.

         Consolidated depreciation and amortization expense decreased 17% to $1,615,000 for the quarter ended March 31, 1996 primarily due to the current year divestiture of the non-core fastener product line.

         Consolidated interest expense decreased 13% to $436,000 in the current period due to both lower short-term and long-term debt levels.

                        Liquidity and Capital Resources

         The primary sources of the Company's liquidity for the six months ended March 31, 1996, were proceeds from the divesture of certain product lines (see Note 3 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS), and cash and cash equivalents available at the beginning of the year. These funds were used primarily for capital expenditures, acquisition of a business, funding of operations, payments on short-term and long-term debt, and the payments of dividends.

         Working capital decreased $6,041,000 from the balance at September 30, 1995 to $59,345,000 at March 31, 1996, primarily due to the receipt of long-term notes in partial consideration for the net assets of the fastener
business, which was held for sale and included in current assets.   The
Company considers its financial position to be strong, with debt to total capitalization of 14%. The Company's working capital ratio at March 31, 1996, of 2.5 to 1.0 is adequate to meet the Company's needs.

         In the first six months of fiscal years 1996 and 1995, the Company relied upon short-term borrowings under its bank lines of credit to supplement its working capital and other cash requirements. At March 31, 1996, the Company had uncommitted short-term lines of credit aggregating approximately $45,000,000. At March 31, 1996 and May 3, 1996, borrowings under these lines were $10,200,000 and $8,200,000, respectively, at weighted average interest
rates of 6.16% and 5.89%, respectively.   While the Company expects its
borrowings requirements to generally decrease during the remainder of fiscal 1996 from current levels, the timing of one or several major expenditures or receipts may affect the level of borrowings at a particular time.

         The Company anticipates capital expenditures, exclusive of business acquisitions, in fiscal 1996 of approximately $4,000,000. Capital expenditures for the six months ended March 31, 1996 were $2,274,000. In February 1996, the Company acquired all of the outstanding stock of a valve manufacturer and refurbisher for $2,733,000 in cash. The Company continues to seek acquisitions that would build upon its expertise in the manufacturing and marketing of fluid measurement and flow control products and systems.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on February 1, 1996, the following proposals were approved:

                                                          Affirmative      Negative        Votes
                                                             Votes           Votes        Withheld
                                                          -----------      --------       --------
1.    Amendment to the 1977 Stock Option Plan
      reserving an additional 300,000 shares of
      common stock for issuance upon the
      exercise of options granted thereunder.               8,662,697       2,219,664       36,756

2.    The 1995 Non-Employee Directors' Stock
      Option Plan which allows an aggregate
      of 170,000 shares of common stock to
      be issued to non-employee directors of
      the Company.                                         10,294,859         588,199       36,059

3.    The Daniel Industries, Inc. Stock Award Plan which
      makes 100,000 shares of common stock
      available for issuance as a part of the
      incentive compensation paid to the
      Company's executive officers and
      operating officers.                                   9,927,020         919,594       72,503




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.1    - 1977 Stock Option Plan, as amended and restated on
                           December 8, 1995.

                 10.10   - 1995 Non-Employee Directors' Stock Option Plan dated
                           as of December 8, 1995.

                 10.11   - Stock Award Plan dated as of December 8, 1995.

                 27      - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by Henry G. Schopfer, III, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.




                                                     DANIEL INDUSTRIES, INC.
                                                  -----------------------------
                                                           (Registrant)





Date          May 14, 1996                By   /s/ Henry G. Schopfer, III
     ----------------------------           -----------------------------------
                                                   Henry G. Schopfer, III
                                                   Vice President and
                                                   Chief Financial Officer

                              INDEX TO EXHIBITS




       10.1    - 1977 Stock Option Plan, as amended and restated on
                           December 8, 1995.

       10.10   - 1995 Non-Employee Directors' Stock Option Plan dated
                           as of December 8, 1995.

       10.11   - Stock Award Plan dated as of December 8, 1995.

       27      - Financial Data Schedule