Form 10-Q
period 1996-06-30
DANIEL INDUSTRIES INC
filed 1996-08-14
CIK 26821

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 1996
                              -------------------------------------------------
                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                              ---------------------  --------------------------

Commission File Number          1-6098
                      -------------------------

                             DANIEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                              74-1547355
- ------------------------------------------------                    ------------------------------------
(State or other jurisdiction of incorporation                       (I.R.S. Employer Identification No.)
 or organization)


                   9753 Pine Lake Drive, Houston, Texas  77055
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)


                                   713-467-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/.      No  / /.

         On August 5, 1996, there were outstanding 12,136,813 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
     (In thousands of dollars, except per share data and number of shares)
                                  (Unaudited)

                                                                                 June 30,              September 30,
                                                                                    1996                   1995
                                                                             ------------------      -------------------
                                                          ASSETS
                                                          ------

Current assets:
  Cash and cash equivalents                                                      $  7,460                 $  3,895
  Receivables, net of reserve of $473 and $98                                      39,547                   34,807
  Costs in excess                                                                   3,659                      941
  Inventories                                                                      44,879                   35,889
  Deferred taxes on income                                                          7,102                    7,982
  Net assets held for sale                                                                                  22,838
  Other                                                                             3,647                    2,427
                                                                                 ---------                ---------
          Total current assets                                                    106,294                  108,779
Property, plant and equipment at cost, net                                         54,873                   52,677
Intangibles and other assets                                                       19,409                    3,012
                                                                                 --------                 ---------
                                                                                 $180,576                 $164,468
                                                                                 ========                 ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------

Current liabilities:
  Notes payable                                                                  $  22,037               $  10,000
  Current maturities of long-term debt                                               2,857                   2,857
  Accounts payable                                                                  14,229                  11,702
  Accrued expenses                                                                  16,599                  18,834
                                                                                 ---------               ---------
          Total current liabilities                                                 55,722                  43,393
Long-term debt                                                                       5,715                   8,572
Deferred taxes on income                                                             5,424                   3,183
                                                                                 ---------               ---------
          Total liabilities                                                         66,861                  55,148
                                                                                 ---------               ---------

Stockholders' equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, 150,000 shares
    designated as Series A junior participating
    preferred stock, no shares issued or outstanding
  Common stock, $1.25 par value, 20,000,000 shares
    authorized, 12,136,813 and 12,083,485 shares issued                             15,171                  15,104
  Capital in excess of par value                                                    90,955                  90,247
  Translation component                                                             (2,537)                   (295)
  Retained earnings                                                                 10,126                   4,264
                                                                                  --------                --------
          Total stockholders' equity                                               113,715                 109,320
                                                                                  --------                --------
                                                                                  $180,576                $164,468
                                                                                  ========                ========

    See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

     (In thousands of dollars, except per share data and number of shares)
                                  (Unaudited)



                                              Quarter Ended June 30,           Nine Months Ended June 30,
                                           ---------------------------         --------------------------

                                             1996               1995             1996              1995
                                           --------           --------         --------         --------
Revenues                                   $ 39,841           $ 42,028         $122,979         $123,063
                                           --------           --------         --------         --------

Costs and expenses:
  Cost of sales                              23,582             24,468           72,033           78,147
  Depreciation and
      amortization                            1,671              1,673            5,031            5,857
  Selling and administrative
      expenses                               10,220             11,359           31,611           33,426
  Research and development expenses             423                621            1,154            2,165
  Unusual items                                                                                   12,330
  Loss on disposal
      of asset                                                   1,371                             1,371
  Interest expense                              471                493            1,378            1,520
                                            -------            -------          -------         --------
         Total expenses                      36,367             39,985          111,207          134,816
                                            -------            -------          -------         --------

Income (loss) before
   income tax expense
   (benefit)                                  3,474              2,043           11,772          (11,753)

Income tax expense (benefit)                    939                762            4,276           (3,930)
                                           --------            -------          -------         --------

Net income (loss)                          $  2,535           $  1,281         $  7,496         $ (7,823)
                                           ========           ========         ========         ========

Earnings (loss) per
   common share                            $    .21           $    .11         $    .62         $   (.65)
                                           ========           ========         ========         ========

Cash dividends per
   common share                            $   .045           $   .045         $   .135         $   .135
                                           ========           ========         ========         ========

Average number of shares
   outstanding                           12,116,350         12,041,919       12,096,812       12,035,918
                                         ==========         ==========       ==========       ==========



    See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)

                                  (Unaudited)

                                                                          Nine Months Ended June 30,
                                                                        -----------------------------

                                                                          1996                 1995
                                                                        --------             --------
                                                                                (in thousands)
Cash flows from operating activities:
  Net income (loss)                                                     $  7,496             $ (7,823)
    Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
           Non-cash portion of restructuring and other items                                  12,495
           Depreciation and amortization                                   5,031                5,857
           Changes in operating assets and liabilities                   (13,415)              (1,102)
                                                                        --------             --------

Net cash provided by (used in) operating activities                         (888)               9,427
                                                                        --------             --------

Cash flows from investing activities:
  Acquisitions                                                           (13,633)              (4,177)
  Capital expenditures                                                    (4,159)              (3,612)
  Proceeds from sales of investment securities                                                  2,039
  Proceeds from sales of assets                                           14,059(a)                91
                                                                        --------             --------

Net cash used in investing activities                                     (3,733)              (5,659)
                                                                        --------             --------

Cash flows from financing activities:
  Net borrowings (payments) on lines of credit                            (1,000)               7,500
  Proceeds from term loan                                                 13,037
  Payments on long-term debt                                              (2,857)              (2,858)
  Cash dividends paid                                                     (1,634)              (1,625)
  Activity under stock option and stock award plans                          775                  576
                                                                        --------             --------

Net cash provided by financing activities                                  8,321                3,593
                                                                        --------             --------

Effect of exchange rate changes on cash                                     (135)                  46
                                                                        --------             --------

Increase in cash and cash equivalents                                      3,565                7,407

Cash and cash equivalents, beginning of period                             3,895                2,520
                                                                        --------             --------
Cash and cash equivalents, end of period                                $  7,460             $  9,927
                                                                        ========             ========


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

     As a result of the divestiture of certain product lines, the Company evaluated its remaining product lines and determined that it has one business segment, fluid measurement, flow control products and systems.

     The Company has not elected early adoption of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995, which is the
Company's year ending September 30, 1997.   The Company believes adoption of
this statement will not materially affect the Company's financial statements.

Note 2 - Acquisitions

     On May 28, 1996, the Company, through a wholly-owned subsidiary, Daniel International Holdings Ltd., acquired all of the outstanding stock of Spectra-Tek International Limited ("Spectra-Tek"). Spectra-Tek is a supplier of data acquisition, monitoring and control systems for world-wide industrial markets. Spectra-Tek also participates in the design, manufacture and project management phases of these systems. The aggregate cash consideration paid for the shares approximated $10,900,000, including certain transaction costs. The purchase price was financed by bank borrowings. This acquisition has been accounted for by the purchase method and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $6,900,000, which has been accounted for as goodwill and is being amortized over 20 years using the straight-line method. This allocation was based on preliminary estimates and may be revised at a later date. The operations related to this acquisition are not material to the Company's results of operations.

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

Note 3 - Divestitures

     As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, the Company sold, effective November 1995, the net assets of its fastener subsidiary, Daniel Industrial, Inc., to an investor group for $8,000,000 cash and $9,500,000 in notes, discounted to $8,600,000. The purchase price was subsequently adjusted in May 1996 to $8,200,000 cash and $9,948,000 in notes to reflect an increase in net assets sold. The charge to operations from this transaction was recorded in fiscal 1995.

     Notes receivable at June 30, 1996 include:

                                                                        (in thousands)
                                                                         ------------
     Note receivable; interest of 8.5% for the first five years and 12.5% thereafter; interest payable quarterly;
         principal due November 29, 2002                                     $6,448
     Note receivable; collaterized by certain inventory; discounted at an effective rate of 11%; annual principal payments with
         the last payment due December 31, 1999                               1,992
                                                                            -------
                                                                              8,440
     Less current portion (included in other current assets)
                                                                             ------
     Long-term portion (included in intangibles and other assets)            $8,440
                                                                             ======


     In December 1995, the Company sold its manufacturing facility in Matamoros, Mexico for approximately book value. The sales proceeds of $1,824,000 were received in cash.

     During the nine months ended June 30, 1996, the Company sold certain non-manufacturing properties in Germany for approximately $4,000,000 and recorded pretax gains of $2,684,000, which are included in revenues.


Note 4 - Inventories

     Major components of inventories include:

                                                                           June 30,             September 30,
                                                                             1996                    1995
                                                                      ------------------      -------------------
                                                                                    (in thousands)
Raw materials                                                                $16,811                 $14,527
Work-in-process                                                               10,093                  10,752
Finished goods                                                                23,434                  15,751
                                                                             -------                 -------
                                                                              50,338                  41,030
Less LIFO reserve                                                              5,459                   5,141
                                                                             -------                 -------
                                                                             $44,879                 $35,889
                                                                             =======                 =======


Note 5 - Accrued Expenses

     Accrued expenses are summarized as follows:

                                                                           June 30,             September 30,
                                                                             1996                   1995
                                                                      ------------------      -------------------
                                                                                  (in thousands)
Other accrued expenses                                                     $13,483                 $14,382
Salaries and wages                                                           1,969                   2,127
Accrued taxes other than on income                                           1,147                   2,325
                                                                           -------                 -------
                                                                           $16,599                 $18,834
                                                                           =======                 =======

     Substantially all of the planned terminations associated with the Company's restructuring program announced in fiscal 1995 had occurred as of December 31, 1995.

Note 6 - Notes Payable

     At June 30, 1996, the Company had uncommitted short-term lines of credit aggregating approximately $45,000,000. One of these lines contains restrictions regarding the amount of the line available for short-term borrowings and the amount available for issuance of letters of credit. The other lines are available for either short-term borrowings or the issuance of letters of credit. Loans under these lines may be made in such amounts and at such maturities and interest rates as may be offered by the banks and accepted by the Company at the time of each borrowing. At June 30, 1996, borrowings under these lines were $9,000,000, and $31,050,000 was available for additional short-term borrowings. These borrowings were at a weighted average interest rate of 5.92% and were due at varying dates through July 10, 1996.

     In May 1996, the Company through a wholly-owned subsidiary borrowed L.8,400,000 ($13,037,000) from a bank for a period of six-months. The Company may select an interest rate based upon the British pound sterling London Interbank Offered Rate or on an as offered basis from the bank and may select an interest payment period from one day to six months. The interest rate on this loan for the first three months is 6.875%. The proceeds were primarily used to acquire Spectra-Tek. The Company has both the intent and ability to refinance this loan on a long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain of the comments which follow represent management's current expectations regarding the future results of operations or financial condition of the Company. Such information is based on current expectations regarding the markets affecting the Company and other matters which can affect the Company's results of operations, liquidity or financial condition. Because such information is based solely on data currently available, it is subject to change as a result of changes in conditions and should not therefore be viewed as assurance regarding the Company's future performance. Additionally, the reader of this information should be aware that the Company is not obliged to inform the reader of such changes as they occur or make public indication of changes unless obliged under applicable disclosure rules and regulations.

     As a result of the divestiture of certain product lines, the Company evaluated its remaining product lines and determined that it has one business segment, fluid measurement, flow control products and systems.

Nine Months Ended June 30, 1996 vs. Nine Months Ended June 30, 1995

     Consolidated revenues for the nine months ended June 30, 1996 were $122,979,000 compared to $123,063,000 for the same period last year, inclusive of revenues from divested product lines of $4,815,000 and $24,975,000, respectively. Revenues, exclusive of divested operations, increased from the prior year reflecting improved demand for the Company's products, particularly valves. This trend is expected to continue through the remainder of fiscal 1996. Revenues in the current period include pretax gains of $2,684,000 from the sales of certain non-manufacturing properties in Germany.

     The consolidated gross profit margin for the nine months ended June 30, 1996, inclusive of the pretax gains on the sales of the properties mentioned above, was 41% of revenues compared to 36% last year. Adjusting the gross profit margin for divested non-core operations and the charge for inventory writedowns recorded in fiscal 1995, the margin remained unchanged at 42% for both the current and prior periods.

    Consolidated selling and administrative expenses ("S & A expenses"), exclusive of expenses from divested operations, were 26% of revenues in the current period, a significant improvement from the 30% of revenues in the prior period. This improvement can be attributed to revenues increasing at a higher rate than expenses.

     Consolidated depreciation and amortization expense decreased 14% to $5,031,000 for the nine months ended June 30, 1996, primarily due to divestitures of non-core assets in both the current and prior periods.

     Consolidated interest expense decreased 9% to $1,378,000 in the current period due to lower average short-term and long-term debt levels.

     The Company has not elected early adoption of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995, which is the Company's year ending September 30, 1997. The Company believes adoption of this statement will not materially affect the Company's financial statements.

Quarter Ended June 30, 1996 vs. Quarter Ended June 30, 1995

     Consolidated revenues for the quarter ended June 30, 1996 were $39,841,000 compared to $42,028,000 last year, inclusive of revenues from divested product lines of $9,088,000 last year. Revenues, exclusive of divested operations, increased from the prior year reflecting improved demand for the Company's products, particularly valves. This trend is expected to continue through the remainder of fiscal 1996.

     The consolidated gross profit margin for the quarter ended June 30, 1996, exclusive of the gross profit margin from divested operations was 41% of revenues compared to 44% last year. This change can be attributed to a more competitive market for the Company's measurement products, and a shift in product mix towards sales of the Company's valve products which historically earn less gross profit than sales of measurement products.

     Consolidated selling and administrative expenses ("S & A expenses"), exclusive of expenses from divested operations, were 26% of revenues in the current period, a significant improvement from the 30% of revenues in the prior period. This improvement can be attributed to revenues increasing at a higher rate than expenses.

     Consolidated depreciation and amortization expense was $1,671,000 for the quarter ended June 30, 1996 which is consistent with last year.

     Consolidated interest expense decreased 4% to $471,000 in the current period due to lower long-term debt levels, partially offset by higher average short-term debt levels.

     The effective tax rate for the current period was 27%, as compared to 37% last year. The decrease can be attributed to the recognition of additional tax benefits resulting from management's ongoing evaluation of its tax contingencies.

                        Liquidity and Capital Resources

     The primary sources of the Company's liquidity for the nine months ended June 30, 1996, were proceeds from the divesture of certain product lines (see
Note 3 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS), proceeds from term loans, and cash and cash equivalents available at the beginning of the year. These funds were used primarily for capital expenditures, acquisitions, funding of operations, payments on short-term and long-term debt, and payments of dividends (see Note 2 of NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS).

     Working capital decreased $14,814,000 from the balance at September 30, 1995 to $50,572,000 at June 30, 1996, primarily due to the receipt of long-term notes in partial consideration for the net assets of the fastener business, which was held for sale and included in current assets at September 30, 1995, and the increase in debt associated with the financing of the Spectra-Tek acquisition. The Company considers its financial position to be strong, with debt to total capitalization of 21%. Management believes the Company's working capital ratio at June 30, 1996, of 1.9 to 1.0 is adequate to meet the Company's needs for the foreseeable future.

     In the first nine months of fiscal years 1996 and 1995, the Company relied upon short-term borrowings under its bank lines of credit to supplement its working capital and other cash requirements. At June 30, 1996, the Company had uncommitted short-term lines of credit aggregating approximately $45,000,000. At June 30, 1996 and August 6, 1996, borrowings under these lines were $9,000,000 and $8,600,000, respectively, at a weighted average interest rate of 5.92%. While the Company expects its borrowing requirements to generally decrease from current levels during the remainder of fiscal 1996, the timing of one or several major expenditures or receipts may affect the level of borrowings at a particular time.

     In May 1996, the Company through a wholly-owned subsidiary borrowed L.8,400,000 ($13,037,000) for a period of six- months at an interest rate for the first three months of 6.875%. The proceeds were primarily used to acquire Spectra- Tek. The Company has both the intent and ability to refinance this loan on a long-term basis.

     Capital expenditures for the nine months ended June 30, 1996 were $4,159,000. The Company does not expect significant capital expenditures in the fourth quarter of fiscal 1996. The Company continues to seek acquisitions that would build upon its market position in the manufacturing and marketing of fluid measurement, flow control products and systems.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)         Exhibits

                 27     - Financial Data Schedule

     (b)         No reports on Form 8-K were filed during the quarter ended
                 June 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by Mary R. Beshears, thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.




                                        DANIEL INDUSTRIES, INC.
                                    -------------------------------

                                             (Registrant)





Date   August 13, 1996              By   /s/   Mary R. Beshears
                                      -----------------------------
                                    Mary R. Beshears
                                    Corporate Controller and Chief
                                    Accounting Officer

                               INDEX TO EXHIBITS

Ex 27   Financial Data Schedule