Form 10-K
period 1996-09-30
DANIEL INDUSTRIES INC
filed 1996-11-22
CIK 26821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark one)
   [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended September 30, 1996

                                     OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from              to
                                         -------------  --------------

                         Commission File No. 1-6098

                            DANIEL INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                        74-1547355
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification Number)
        9753 PINE LAKE DRIVE
          HOUSTON, TEXAS                                     77055
(Address of principal executive offices)                   (Zip code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 467-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:


                                                   NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                        WHICH REGISTERED
            -------------------                        ----------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         At November 15, 1996, the aggregate market value of Common Stock, $1.25 par value, of the registrant held by non-affiliates of the registrant was $147,025,536. As of that date, there were outstanding 12,139,813 shares of Common Stock, $1.25 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained under the headings "Election of Directors", "Company Executive and Subsidiary Officers", "Executive Compensation", "Certain Relationships and Related Transactions" and "Principal Stockholders" in the Registrant's Proxy Statement for the Company's Annual Meeting of Stockholders proposed to be held March 20, 1997, which Proxy Statement shall be filed within 120 days of the end of the registrant's fiscal year.

                                   P A R T I


ITEM 1.  BUSINESS.

         Daniel was incorporated under the laws of Delaware in 1988 as the successor to a business started in 1930. Unless the context indicates otherwise, references to "Daniel" refer to Daniel Industries, Inc., its subsidiaries and their predecessors.

         Daniel is engaged in providing products and systems used primarily by producers, refiners and transporters of oil and natural gas. Daniel manufactures a variety of measurement devices including orifice, turbine, ultrasonic and oval gear meters and a wide range of electronic instruments used in conjunction with flow measurement products. Daniel also designs, fabricates and assembles, automated flow measurement systems to meet specific needs and applications. In addition, Daniel manufactures and sells pipeline valves.

         In connection with Daniel's restructuring plan announced in February 1995, Daniel sold its non-core operations: in November 1995, the net assets of its fastener business which manufactured alloy stud bolts, ring joint gaskets and industrial flanges, and in July 1995, its energy fabrication business which manufactured large steam generators and water treatment equipment for enhanced oil recovery operations and produced equipment for pipeline and production facilities. (See NOTE 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

         On May 28, 1996, Daniel acquired all of the outstanding stock of Spectra-Tek International Limited ("Spectra-Tek"). Spectra-Tek is a supplier of data acquisition, monitoring and control systems for worldwide industrial markets and participates in the design, manufacture and project management phases of these systems. The aggregate cash consideration paid for the shares approximated $10,900,000, including certain transaction costs. In February 1996, Daniel acquired all of the outstanding stock of a valve manufacturer and refurbisher. Acquisition costs of $2,733,000 were paid in cash. (See NOTE 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

         On September 17, 1996, Daniel entered into an agreement whereby a wholly-owned subsidiary of Daniel would be merged with and into Bettis Corporation ("Bettis"), with Bettis becoming a wholly-owned subsidiary of Daniel. Bettis manufactures and sells valve actuators and controls which are used to remotely and automatically open and close quarter-turn or linear valves. Its market is any industry that uses pipes to transport liquids or gases in supply, manufacture or distribution operations. As a result of the merger, Bettis stockholders will receive .58 of a share of Daniel common stock for each share of Bettis common stock that they own, for an aggregate of approximately 4,920,000 shares of Daniel common stock. The merger is subject to approval by the stockholders of both Daniel and Bettis and is expected to be consummated in the first quarter of fiscal 1997. The transaction will be accounted for under the pooling of interests method of accounting. (See NOTE 17 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

Financial Information About Industry Segment

         Daniel operates in one business segment, the manufacture and sale of fluid measurement and flow control products and systems. Financial information on the industry segment is presented in NOTE 16 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Such information is hereby incorporated by reference.

         Since its inception in 1930, Daniel has manufactured products that employ a method known as differential orifice measurement to measure fluids, primarily natural gas. These orifice measurement products cause a decline in pressure as fluid flows through the device. This decline in pressure is measured and used to determine rates of flow and accumulated volumes of fluid. In addition to its orifice measurement products, Daniel manufactures flow measurement products using turbines whose frequency of rotation indicates rates of flow and accumulated volumes of fluid, and oval gear meters for the measurement of various liquid flows. Sales of all metering equipment worldwide contributed 39%, 44% and 36% of Daniel's revenues from core operations in fiscal 1996, 1995 and 1994, respectively.

         Daniel also manufactures a wide range of electronic instruments used in conjunction with flow measurement products. Daniel's electronic flow computers instantaneously compute and display the rate of flow and accumulated volumes of fluid. Other electronic products manufactured include chromatographs for hydrocarbon analysis including measurement of natural gas to determine its BTU content and applications within the hydrocarbon processing industry, and nonintrusive ultrasonic gas flowmeters for custody transfer and bi-directional check metering. In addition, Daniel designs and manufactures electronic products for the automation of liquid petroleum loading facilities. Daniel has developed several software programs and has an in-house programming capability to meet specific customer applications. Sales of all electronic equipment worldwide contributed 19%, 22% and 17% of Daniel's revenues from core operations in fiscal 1996, 1995 and 1994, respectively.

         Daniel designs, fabricates and assembles flow measurement systems, including specialized electronic and control systems for the automation of liquid petroleum product loading systems. A typical system is mounted on one or more skids for ease of installation and contains various mechanical equipment, electronic instruments, piping, supports and walkways. A system can be operated manually or it can be completely automated through the use of computers and other instrumentation supplied and programmed by Daniel. In the process of supplying a flow measurement system, Daniel first defines the total measurement requirements, and subsequently designs the system. Daniel then fabricates or supplies the various mechanical and electronic components of the system. The system is assembled and tested at Daniel's Houston, Texas; Falkirk, Scotland or Malton, England plants. Daniel also has the capability to supervise on-site installation and start-up operations of the system and to provide servicing for the system after installation. Sales of all systems worldwide contributed 16%, 19% and 32% of Daniel's revenues from core operations in fiscal 1996, 1995 and 1994, respectively.

         In competing for the sale of systems, Daniel may enter into contracts which provide for the completion of the systems at specified prices and in accordance with time schedules. These contracts may involve greater risks as a result of unforeseen increases in the prices of raw materials and other costs. Daniel accounts for major contracts using the percentage-of-completion method, which requires recognition of revenues and costs over the life of the contract, rather than solely at the time the contract is completed.

         Daniel is engaged in the manufacture of gate valves that range in size from 2" to 84" in diameter and pipeline valve repair. The 2" through 6" valves are manufactured from castings, the 8" through 20" valves are either manufactured from castings or fabricated from plate steel which is cut and welded and the 22" through 84" valves are fabricated from plate steel. Daniel offers both slab and expanding gate valves with primary applications as pipeline block valves and for on/off service in liquid and gas systems. The cast steel and fabricated gate valves are also used for geothermal wellhead and block valve service. Daniel manufactures surge relief and flow control valves for liquid and gas pipeline applications. Daniel also manufactures a line of forged-body trunnion ball valves in 2" through 48" bore sizes. Their primary applications are as pipeline block valves and for on/off service in liquid and gas systems. Sales of all valve products worldwide contributed 26%, 15% and 15% of Daniel's revenues from core operations in fiscal 1996, 1995 and 1994, respectively.

         Daniel has offices in nine United States cities; Calgary, Canada; Dammam, Saudi Arabia; Datchet, England; Falkirk, Scotland; Leiden, Holland; Malton, England; Moscow, Russia; Potsdam-Babelsberg, Germany and Singapore, through which it sells its products and systems. In addition sales are made domestically and in certain foreign countries through a system of sales representatives and distributors working on a commission basis. Although Daniel's flow measurement products and systems have been used in water handling and the chemical and power generation industries, sales are principally to integrated oil companies, gas pipeline companies and other concerns engaged in the production, transmission and marketing of oil and natural gas. The geographic market for Daniel's products and systems is worldwide.

         Daniel has not completed detailed market studies regarding its competitive position. However, Daniel believes that, in terms of revenues, it is the largest United States producer of orifice measurement products used to measure natural gas flows in custody transfer and of large diameter pipeline gate valves. In addition, management considers Daniel to be a major international supplier of terminal automation equipment for terminal petroleum product truck loading and of flow measurement systems, which are used to measure crude oil flows. In general, Daniel has numerous competitors, none of which it considers to be dominant. The principal competitive factors include, singularly or in various combinations, price, the ability to meet strict delivery requirements, design, service, and efficiency.

         At September 30, 1996 and 1995, Daniel's backlog of orders was approximately $29,900,000 and $46,700,000, respectively. Daniel expects that substantially all of the backlog at September 30, 1996, will be shipped prior to September 30, 1997.

Foreign Operations

         Approximately 18% of Daniel's revenues for the fiscal year ended September 30, 1996, was attributable to sales of flow measurement products and systems manufactured or assembled at Daniel's plants in Falkirk, Scotland; Malton, England and Potsdam-Babelsberg, Germany. Sales of its products and systems for foreign installation or use outside the United States, inclusive of the operations in Scotland, England and Germany, contributed approximately 57%, 49% and 60% of Daniel's consolidated revenues in fiscal 1996, 1995 and 1994, respectively. Daniel's operations outside the United States are subject to the usual risks of such operations, including changes in governmental policies, currency transfer restrictions and devaluation. Daniel endeavors to minimize these risks through the use of letters of credit, United States dollar-denominated contracts and hedging of specific foreign currency commitments.

         Financial information about Daniel's foreign and domestic operations and export sales by geographic area is presented in NOTE 16 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Such information is hereby incorporated by reference herein.

Raw Materials

         Raw materials and other supplies used by Daniel in the manufacture and fabrication of its products are purchased from suppliers and other manufacturers. No significant purchases are made under long-term contracts, and Daniel does not consider that it is materially dependent upon any single source of supply. From time to time, however, Daniel encounters difficulty in obtaining steel and steel castings.

Customers

         Occasionally, Daniel enters into contracts to design and assemble one or more flow measurement systems for a single installation. Such systems can be of material importance to the results of operations for a particular fiscal period. However, Daniel is not dependent on a few customers on a continuing basis.

Patents and Research

         Daniel seeks patent protection for products which it considers to have significant commercial importance. Daniel does not consider that the patents currently held by it are material to its operations.

         Daniel engages in research activities with a view to the development of new products as well as the improvement of existing products. The amounts spent during fiscal 1996, 1995 and 1994, on research and product development activities were $2,030,000, $2,659,000, and $4,094,000, respectively.

Employees

         At September 30, 1996, Daniel employed 1,221 persons, none of whom are subject to a collective bargaining agreement. Daniel considers its employee relations to be satisfactory.

Environmental Compliance

         Compliance with existing governmental regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have, nor is expected to have, a material effect on Daniel.

Other Business Conditions and Regulations

         Daniel's business is largely dependent upon the level and nature of activity in the worldwide oil and natural gas industries. The level of such activity is influenced by numerous factors, including general economic conditions, the demand for oil and/or natural gas, development of alternative energy sources, taxation, price controls and other political and economic conditions.

         The business of Daniel is moderately seasonal to the extent that many of its products and systems are installed and its services provided out-of-doors. Consequently, sales attributable to these products and services tend to increase somewhat during the summer months when the weather is more favorable, and there are more daylight hours.

         For a discussion of working capital, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." - "Liquidity and Capital Resources."

ITEM 2.  PROPERTIES.

         The principal offices and manufacturing facilities of Daniel are as follows:


                                          Approx. Area
         Location                          (Sq. Ft.)            Tenure            Utilization
         --------                          ---------            ------            -----------

Houston, Texas                               695,000             Owned       Offices and manufacturing.
(Includes Corporate headquarters)

Falkirk, Scotland                            258,000             Owned       Offices and manufacturing.

Potsdam-Babelsberg, Germany                  145,000             Owned       Offices and manufacturing.

Santa Fe, Texas                               28,000             Owned       Offices and manufacturing.

Calgary, Canada                               26,000             Leased      Offices and manufacturing.

Malton, England                               25,550             Owned       Offices and manufacturing

         Daniel believes that its manufacturing facilities will be suitable and adequate to meet production demands for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         Daniel is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amounts of ultimate liability, if any, with respect to these actions will not materially affect the financial position of Daniel.

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


                                   P A R T II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS.

         The shares of common stock, $1.25 par value, of Daniel are traded on the New York Stock Exchange under the symbol DAN. At November 15, 1996, the approximate number of holders of record of shares of common stock was 1,205. The following table sets forth for each quarterly period during fiscal 1996 and 1995 (i) the high and low sale prices of shares for Daniel's common stock and
(ii) the amount of cash dividends per share paid on the common stock. Such dividends were declared and paid on a quarterly basis.

                                    Price of Common       Dividends
                                         Stock              Paid
                                    ---------------       ---------
                                    High       Low
                                    ----       ---
Fiscal 1996 Quarter Ended:
        December 31, 1995 .......  $15 1/8   $13        $    .045
        March 31, 1996 ..........   15 3/8    12 1/2         .045
        June 30, 1996 ...........   16 5/8    13 3/8         .045
        September 30, 1996 ......   14 7/8    12 3/4         .045
Fiscal 1995 Quarter Ended:
        December 31, 1994 .......  $13 3/4   $11 5/8    $    .045
        March 31, 1995 ..........   15 1/2    12 5/8         .045
        June 30, 1995 ...........   16 1/2    13 3/4         .045
        September 30, 1995 ......   16 1/4    13 7/8         .045


         Daniel is authorized by its Certificate of Incorporation to issue up to 1,000,000 shares of serial preferred stock, $1 par value, but no shares of serial preferred stock have been issued. Subject to the rights of holders of serial preferred stock, the holders of shares of common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefor.

         Daniel has paid cash dividends on its common stock during each year since 1948. Daniel's future dividend policy with respect to its common stock, including the frequency, type and amount of dividends, if any, will be determined by its Board of Directors in light of its results of operations, its cash flow and anticipated capital requirements, possible future issuances of serial preferred stock and the restrictions as to payment of dividends contained in instruments pursuant to which Daniel has issued long-term debt. (See NOTE 12 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

ITEM 6.  SELECTED FINANCIAL DATA.

                                                           Year Ended September 30,
                                       ----------------------------------------------------------------
                                         1996           1995            1994        1993        1992
                                       ---------      ---------       ---------   ---------   ---------
                                                    (in thousands except per share data)
Revenues ...........................   $ 167,475      $ 168,560       $ 203,766   $ 180,249   $ 210,362
Net income (loss) ..................       9,798(a)     (12,792)(b)       1,324       5,025       8,373
Total assets .......................     170,572        164,468         187,337     178,068     177,079
Long-term debt .....................       5,715          8,572          11,429      14,286      17,143
Earnings (loss) per share ..........         .81          (1.06)            .11         .42         .70
Cash dividends per share ...........         .18            .18             .18         .18         .18
Average shares outstanding .........      12,107         12,048          12,030      11,991      11,960

-----------------

(a) Net income for the year was affected by gains on sales of non-core assets. See NOTE 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(b) Net loss for the year was affected by restructuring and other charges and losses on divestitures of non-core assets. See NOTES 2 and 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

Overview

         Daniel's operations improved in fiscal 1996, resulting in earnings of $.81 per share on revenues of $167,475,000, compared to a net loss of $1.06 per share and revenues of $168,560,000 in fiscal 1995. The fiscal 1995 loss was affected by after-tax charges for restructuring and other charges, losses on divestitures of assets and inventory writedowns aggregating $19,539,000. In fiscal 1996, Daniel benefited from a stronger market for its products, particularly valves, and gains from sales of non-manufacturing properties in Germany.

Fiscal 1996 vs. Fiscal 1995

         Revenues in fiscal 1996 of $167,475,000 remained substantially unchanged from the fiscal 1995 level of $168,560,000. Excluding the revenues from divested operations of $4,815,000 and $32,359,000 in fiscal 1996 and 1995, respectively, the sales volume in fiscal 1996 increased $26,459,000, or 19%, from the prior year, in large part reflecting improved worldwide demand for Daniel's products, particularly large diameter gate valves. Revenues of $7,619,000 from businesses acquired in fiscal 1996 also contributed to the increase.

         The gross profit margin for fiscal 1996 was 37% compared to 35% in the prior year. The gross profit margin, adjusted for divested operations in both periods and the charge for inventory writedowns recorded in fiscal

1995, was 38% and 39%, respectively. The slight deterioration in margins can be attributed to a change in product mix towards sales of valve products, which historically have earned lower margins than sales of mechanical and electronic products.

         Selling and administrative ("S&A") expenses declined 5% to $45,972,000 in fiscal 1996. S&A expenses adjusted for divested operations in fiscal 1996 and 1995 were $45,071,000 and $42,864,000, respectively, representing 28% and 31% of revenues, respectively. The improvement in S&A expenses as a percentage of revenues is a result of revenues increasing at a higher rate than expenses.

         Research and development expenses decreased 24% to $2,030,000 in fiscal 1996 due primarily to completion of certain electronics projects.

         The effective tax rate in fiscal 1996 of approximately 38% is higher than the U.S. statutory rate due primarily to losses at the German operation, for which no tax benefits are currently recognized.

         Daniel sold in fiscal 1996 certain non-manufacturing properties in Germany and a non-core product line resulting in pretax gains of $3,267,000 and, in fiscal 1995, recorded losses aggregating $11,958,000 related to the divestitures of non-core assets. While the original goals of Daniel's restructuring plan have been substantially achieved, management is continuing to evaluate certain operations. Management believes that there may exist additional opportunities to eliminate or combine certain operations, which measures, if undertaken, would, like the restructuring plan, be directed toward achieving more efficient and profitable operations. Although no decisions have been made, such measures, if taken, could in the future result in excess assets or require other charges that could have a non-recurring effect material to Daniel's results of operations in a particular future period or interim period. Management does not foresee the likelihood of any such actions that would have any material adverse effect on Daniel's financial position, liquidity or cash flows. In accounting for the Bettis merger as a pooling of interests, Daniel will record as expense the transaction costs associated with the merger, currently estimated at approximately $3,000,000, during the first quarter of fiscal 1997.

Fiscal 1995 vs. Fiscal 1994

         Revenues decreased 17% to $168,560,000 in fiscal 1995 compared to $203,766,000 in fiscal 1994. This decline was due to the inclusion in the prior year of revenues related to the construction of two large gas metering stations destined for the North Sea. In addition, during fiscal 1995, a competitive foreign market for valves and the divestiture of the energy fabrication business caused a decline in sales of valves and fabricated energy products, respectively, compared to fiscal 1994 levels. This decrease in revenues was partially offset by higher revenues from sales of fastener products due to price increases allowed by improved demand.

         The gross profit margin for fiscal 1995 improved to 35% of revenues compared to 32% of revenues in fiscal 1994. This improvement was due in large part to a change in product mix towards sales of flow measurement products which earn higher margins than sales of flow measurement systems, and improved margins on fastener products due primarily to price increases. The improved gross profit margin was partially offset by a $3,785,000 charge for inventory writedowns recorded in the second quarter of fiscal 1995 in connection with Daniel's decision, as part of its strategic restructuring plan, to focus on core product lines.

         S&A expenses declined 15% to $48,512,000 in fiscal 1995 due primarily to the decrease in sales volume and the realization of benefits from the strategic restructuring program.

         Results of operations for fiscal 1995 include restructuring and other charges of $12,330,000 representing primarily accruals relating to employee severance payments and the impairment of assets. Losses aggregating $11,958,000 related to the divestitures of non-core assets, primarily resulting from the divestiture of the fastener business, were recorded in fiscal 1995.

         Research and development expenses declined 35% to $2,659,000 during fiscal 1995 due primarily to reduced expenditures related to several electronic development projects.

         Interest expense increased 5% to $2,028,000 in fiscal 1995 due to increased short-term borrowing levels partially offset by lower long-term debt levels.

Impact of Inflation

         An effect of inflation is to increase the prices of labor and raw materials used to manufacture Daniel's products, which may require periodic increases in the prices for those products to maintain gross profit margins. Although this principle impacts most manufacturers, management does not consider Daniel to have any unique difficulty in managing the effects of inflation on its business. Daniel utilizes the LIFO method to account for a majority of its inventories, which, in times of inflation, may have a significant impact on reported income.

                        LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of Daniel's liquidity for the year ended September 30, 1996 were proceeds from the divestitures of assets (see NOTE 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), proceeds from a term loan, internally generated funds and cash available at the beginning of the year. These funds were used primarily for acquisitions (see NOTE 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), payments on long-term and short-term debt, funding of operations, capital expenditures and payments of dividends.

         Working capital decreased $10,433,000 from September 30, 1995 to $54,953,000 at September 30, 1996 due primarily to (1) the receipt of long-term notes received in partial consideration for the net assets of the fastener business, which were classified as "net assets held for sale" and included as current assets at September 30, 1995, and (2) a net increase in short-term borrowings due to the acquisition of Spectra-Tek. This decrease in working capital was partially offset by an increase in receivables as a result of higher sales volume in the fourth quarter of fiscal 1996 compared to the same quarter last year. Daniel considers its financial position to be strong with a debt-to-total capitalization ratio and current ratio as of September 30, 1996, of 16% and 2.3 to 1.0, respectively. Working capital at September 30, 1996 included $46,103,000 in inventory and deferred tax assets, which are not as liquid as other current assets.

         At September 30, 1996, Daniel had uncommitted short-term lines of credit aggregating approximately $45,000,000. One of these lines contains restrictions regarding the amount of the line available for short-term borrowings and the amount available for issuance of letters of credit. The other lines are available for either short-term borrowings or the issuance of letters of credit. Loans under these lines may be made in such amounts and at such maturities and interest rates as may be offered by the banks and accepted by Daniel at the time of each borrowing. At September 30, 1996, $32,400,000 was available for short-term borrowings.

         In May 1996, Daniel, borrowed (pound)8,400,000 (approximately $13,100,000) for a period of six months at a variable interest rate which did not exceed 6.875% for the five months ended September 30, 1996. The proceeds were primarily used to acquire Spectra-Tek. In November 1996, Daniel received an extension on the maturity of the loan to May 1997. Daniel has both the intent and the ability to refinance this loan.

         Daniel's operations outside the United States are subject to the usual risks of such operations, including changes in governmental policies, currency transfer restrictions and devaluation. Daniel endeavors to minimize these risks through the use of letters of credit, United States dollar-denominated contracts and hedging of specific foreign currency commitments.

         Capital expenditures for fiscal 1996 were $5,027,000. Daniel continues to seek acquisitions that would build upon its expertise in the manufacture and sale of flow measurement and flow control products and systems.

         Subject to the approval of the stockholders of Daniel and Bettis, the Bettis merger is expected to occur in December 1996 whereby Bettis will become a wholly-owned subsidiary of Daniel. The acquisition of Bettis will be made with Daniel common stock and will not affect Daniel's liquidity or otherwise use its capital resources. At September 30 1996, Bettis had outstanding indebtedness of approximately $35,940,000 of which $28,987,000 was long term.

         Daniel believes that its working capital, cash generated from operations and amounts available under its uncommitted short-term lines of credit will be adequate to meet its operating needs for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS.

         The financial statements required to be filed under this item are presented on pages 17 through 35 of this report. Such financial statements are hereby incorporated by reference under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                  P A R T III

ITEMS 10 TO 13   INCLUSIVE.

         The information contained under the headings "Election of Directors", "Company Executive and Subsidiary Officers", "Executive Compensation", "Certain Relationships and Related Transactions" and "Principal Stockholders" in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders proposed to be held March 20, 1997, which Proxy Statement shall be filed within 120 days of the end of Daniel's fiscal year, is hereby incorporated by reference herein.

                                   P A R T IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Documents Filed as a Part of this Report

                  1.   Financial Statements

                                                                                          Page
                                                                                          ----

                       Report of independent accountants ...............................   15
                       Report of management ............................................   16
                       Consolidated balance sheet at September 30, 1996 and 1995 .......   17


                       Consolidated statement of operations for the years ended
                           September 30, 1996, 1995 and 1994 ...........................   18
                       Consolidated statement of stockholders' equity for the
                           years ended September 30, 1996, 1995 and 1994 ...............   19
                       Consolidated statement of cash flows for the years ended
                           September 30, 1996, 1995 and 1994 ...........................   20
                       Notes to consolidated financial statements ......................   21-35


                  2. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto listed above in Item 14 (a) 1.

                  3.   Exhibits



         Exhibit
         Number                          Description
         -------                         -----------

         2.1 Plan and Agreement of Merger dated as of January 22, 1988, by and between Daniel Industries, Inc., a Texas corporation ("Daniel Texas"), and Daniel Industries, Inc., a Delaware corporation, filed as Exhibit 2.1 to Daniel's Registration of Securities of Certain Successor Issuers on Form 8-B, and hereby incorporated by reference herein.

         2.2 Agreement and Plan of Merger dated September 17, 1996, by and among Daniel, Blue Acquisition Inc. and Bettis Corporation filed as Exhibit 2.1 to Daniel's Registration Statement on Form S-4 (Reg. No. 333-14635) and hereby incorporated by reference herein.

         3.1 Certificate of Incorporation of Daniel, filed as Exhibit 3.1 to Daniel's Registration of Securities of Certain Successor Issuers on Form 8-B dated May 5, 1988, and hereby incorporated by reference herein.

         3.2 By-laws of Daniel, as amended through February 1, 1996, filed as Exhibit 3.2 to Daniel's Registration Statement on Form S-4 filed (Reg. No. 333-14635), and hereby incorporated by reference herein.

         3.3 Certificate of Designation, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock filed as
                  Exhibit 3.3 on Daniel's Form 8 amending its Annual Report on Form 10-K for the year ended September 30, 1990, and hereby incorporated by reference herein.

         4.1 Note Purchase Agreement dated as of December 5, 1988, between Daniel and The Variable Annuity Life Insurance Company, The Mutual Benefit Life Insurance Company, MONY Life Insurance Company of America and MONY Legacy Life Insurance Company (including the form of Daniel's Senior Notes in the aggregate in the principal amount of $20,000,000) filed as Exhibit 4.3 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1988, and hereby incorporated by reference herein.

         4.2 Rights Agreement dated as of May 31, 1990, between Daniel and Wachovia Bank and Trust Company, N.A., as Rights Agent, filed as Exhibit 1 to Daniel's Registration of Certain Classes of Securities on Form 8-A filed June 5, 1990, and hereby incorporated by reference herein.

         Exhibit
         Number                          Description
         -------                         -----------

         4.5 Certificate of Designation, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock (included as
                  Exhibit 3.3 hereto).

         *10.1 1977 Stock Option Plan, as amended and restated on December 8, 1995, filed as Exhibit 10.1 to Daniel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and hereby incorporated by reference herein.

         *10.2 1981 Stock Option Plan, as amended and restated on December 31, 1986, filed as Exhibit 19.2 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, and hereby incorporated by reference herein.

         *10.3 Form of Director's Stock Option Agreements dated October 9, 1986, between Daniel Texas and several non-employee directors, filed as Exhibit 19.1 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference herein.

         *10.4 Form of Change in Control Agreement dated as of March 15, 1995, between Daniel and each of W. A. Griffin, III, W. C. Clingman, T. L. Sivak and M. R. Yellin; dated August 23, 1996 between Daniel and J. M. Tidwell and dated August 30, 1996 between Daniel and M. R. Beshears, filed as Exhibit 10.4 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1995, and hereby incorporated by reference herein.

          10.5 Asset Purchase Agreement dated November 27, 1995, by and among DAN-LOC Bolt & Gasket, Inc., Daniel Industrial, Inc., Daniel Industries Canada and Daniel, filed as Exhibit 10.5 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1995, and hereby incorporated by reference herein.

         *10.6 Supplemental Executive Retirement Plan effective July 1, 1995, filed as Exhibit 10.6 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1995, and hereby incorporated by reference herein.

         *10.7 Consulting Agreement between Daniel and Ralph H. Clemons, Jr. dated August 13, 1996.

         *10.8 Consulting Agreement between Daniel and W. A. Griffin effective as of February 3, 1995.

         *10.9 Written description of Daniel's key employees' incentive compensation plan, filed as Exhibit 10.9 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1995, and hereby incorporated by reference herein.

         *10.10 Deferred Compensation Agreement dated March 6, 1996 between Daniel and Ronald C. Lassiter.

         *10.11 Employment Agreement dated July 30, 1996 between Daniel and James M. Tidwell.

         Exhibit
         Number                          Description
         -------                         -----------

         *10.12 Employment Agreement dated August 30, 1996 between Daniel and Mary R. Beshears.

         *10.13 Non-Employee Directors' Stock Option Plan dated as of December 8, 1995, filed as Exhibit 10.10 to Daniel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and hereby incorporated by reference herein.

         *10.14   Stock Award Plan dated as of December 8, 1995, filed as
                  Exhibit 10.11 to Daniel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and hereby incorporated by reference herein.

            21    Significant Subsidiaries of Daniel Industries, Inc.

            23    Consent of Independent Accountants.

            27    Financial data schedule.

---------------

*Management contract or compensatory plan or arrangement.

         (b)  Reports on Form 8-K

         Daniel did not file any report on Form 8-K during the fourth quarter of its fiscal year ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DANIEL INDUSTRIES, INC.
                                          (REGISTRANT)

Date: November 20, 1996           By  /s/ W. A. Griffin, III
                                     ------------------------
                                     W. A. Griffin, III
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                          TITLE                                   DATE
          ---------                                          -----                                   ----
/s/     W. A. GRIFFIN, III                  President, Chief Executive Officer and a             November 20, 1996
---------------------------------------     Director (Principal Executive Officer)
        (W. A. Griffin, III)

/s/     JAMES M. TIDWELL                    Vice President, Finance and Chief Financial          November 20, 1996
---------------------------------------     Officer (Principal Financial Officer)
        (James M. Tidwell)

/s/     MARY R. BESHEARS                    Controller (Principal Accounting Officer)            November 20, 1996
---------------------------------------
        (Mary R. Beshears)

/s/     RALPH F. COX                        Director                                             November 20, 1996
---------------------------------------
        (Ralph F. Cox)

/s/     RALPH H. CLEMONS, JR.               Director                                             November 20, 1996
---------------------------------------
        (Ralph H. Clemons, Jr.)

/s/     GIBSON GAYLE, JR.                   Director                                             November 20, 1996
---------------------------------------
        (Gibson Gayle, Jr.)

/s/     W. A. GRIFFIN                       Chairman Emeritus and a Director                     November 20, 1996
---------------------------------------
        (W. A. Griffin)

/s/     RONALD C. LASSITER                  Chairman of the Board                                November 20, 1996
---------------------------------------
        (Ronald C. Lassiter)

/s/     LEO E. LINBECK, JR.                 Director                                             November 20, 1996
---------------------------------------
        (Leo E. Linbeck, Jr.)

/s/     BRIAN E. O'NEILL                    Director                                             November 20, 1996
---------------------------------------
        (Brian E. O'Neill)

/s/     RICHARD L. O'SHIELDS                Director                                             November 20, 1996
---------------------------------------
        (Richard L. O'Shields)

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
DANIEL INDUSTRIES, INC.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Daniel Industries, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Houston, Texas
November 15, 1996

                              REPORT OF MANAGEMENT


         The accompanying consolidated financial statements of Daniel Industries, Inc. and its subsidiaries ("Daniel") were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's judgment and estimates.

         Daniel maintains a system of internal controls, including accounting controls, and a program of internal auditing. The system of controls provides for appropriate procedures that are consistent with high standards of accounting and administration. Daniel believes that its system of internal controls provides reasonable assurance that assets are safeguarded against losses from unauthorized use or deposition, and that financial records are reliable for use in preparing financial statements.

         Management also recognizes its responsibility for conducting Daniel's affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in policy statements regarding, among other things, conduct of Daniel's business activities within the laws of the countries in which Daniel operates and avoidance of potentially conflicting outside business interests by Daniel's employees. Daniel maintains a program to assess compliance with these policies.



/s/ W. A. Griffin, III
---------------------------------------------------
W. A. Griffin, III
President and Chief Executive Officer
November 20, 1996


/s/ James M. Tidwell
---------------------------------------------------
James M. Tidwell
Vice President, Finance and Chief Financial Officer
November 20, 1996

                            DANIEL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                          September 30,
                                                                                    ----------------------
                                                                                       1996        1995
                                                                                       ----        ----
                                     ASSETS
Current assets:
      Cash and cash equivalents .................................................   $   7,087    $   3,895
      Receivables, net of reserve of $617 and $98 ...............................      37,031       34,807
      Costs and estimated earnings in excess of billings on uncompleted contracts       3,132          941
      Inventories ...............................................................      38,663       35,889
      Deferred taxes on income ..................................................       7,440        7,982
      Net assets held for sale ..................................................                   22,838
      Other .....................................................................       4,667        2,427
                                                                                    ---------    ---------
             Total current assets ...............................................      98,020      108,779
Property, plant and equipment, net ..............................................      53,162       52,677
Intangibles and other assets ....................................................      19,390        3,012
                                                                                    ---------    ---------
                                                                                    $ 170,572    $ 164,468
                                                                                    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable .............................................................   $  13,133    $  10,000
      Current maturities of long-term debt ......................................       2,857        2,857
      Accounts payable ..........................................................      12,110       11,702
      Accrued expenses ..........................................................      14,967       18,834
                                                                                    ---------    ---------
            Total current liabilities ...........................................      43,067       43,393
Long-term debt ..................................................................       5,715        8,572
Deferred taxes on income ........................................................       5,994        3,183
                                                                                    ---------    ---------
            Total liabilities ...................................................      54,776       55,148
                                                                                    ---------    ---------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $1.00 par value, 1,000 shares authorized, 150 shares designated as Series A junior participating preferred stock, no shares issued or outstanding
      Common stock, $1.25 par value, 20,000 shares authorized,
            12,137 and 12,083 shares issued .....................................      15,171       15,104
      Capital in excess of par value ............................................      90,966       90,247
      Translation component .....................................................      (2,222)        (295)
      Retained earnings .........................................................      11,881        4,264
                                                                                    ---------    ---------
            Total stockholders' equity ..........................................     115,796      109,320
                                                                                    ---------    ---------
                                                                                    $ 170,572    $ 164,468
                                                                                    =========    =========


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                            DANIEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          Year Ended September 30,
                                                     -----------------------------------
                                                       1996         1995          1994
                                                       ----         ----          ----
Revenues .........................................   $ 167,475    $ 168,560    $ 203,766
                                                     ---------    ---------    ---------
Costs, expenses and other income:
      Cost of goods sold .........................     105,037      109,588      138,599
      Selling and administrative expenses ........      45,972       48,512       57,026
      Research and development expenses ..........       2,030        2,659        4,094
      Restructuring and other charges ............                   12,330
      (Gains) losses on divestitures of assets ...      (3,267)      11,958
      Interest expense ...........................       2,015        2,028        1,927
                                                     ---------    ---------    ---------
           Total costs, expenses and other income.     151,787      187,075      201,646
                                                     ---------    ---------    ---------
Income (loss) before income tax expense (benefit).      15,688      (18,515)       2,120
Income tax expense (benefit) .....................       5,890       (5,723)         796
                                                     ---------    ---------    ---------
Net income (loss) ................................   $   9,798    $ (12,792)   $   1,324
                                                     =========    =========    =========
Earnings (loss) per common share .................   $     .81    $   (1.06)   $     .11
                                                     =========    =========    =========



               The accompanying notes are an integral part of the
                      consolidated financial statements.

                            DANIEL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              Common Stock      Capital in
                                                          --------------------   Excess of  Translation  Retained
                                                           Shares      Amount    Par Value   Component   Earnings    Total
                                                          --------    --------    --------   --------    --------   --------
Balance at September 30, 1993 .........................     12,026    $ 15,033    $ 89,564   $ (3,614)   $ 20,067   $121,050
    Net income ........................................                                                     1,324      1,324
    Cash dividends ....................................                                                    (2,166)    (2,166)
    Exercise of stock options, including tax benefits..          6           8         111                               119
    Aggregate translation adjustment for the year .....                                         1,553                  1,553
                                                          --------    --------    --------   --------    --------   --------
Balance at September 30, 1994 .........................     12,032      15,041      89,675     (2,061)     19,225    121,880
    Net loss ..........................................                                                   (12,792)   (12,792)
    Cash dividends ....................................                                                    (2,169)    (2,169)
    Exercise of stock options, including tax benefits..         51          63         572                               635
    Aggregate translation adjustment for the year .....                                         1,766                  1,766
                                                          --------    --------    --------   --------    --------   --------
Balance at September 30, 1995 .........................     12,083      15,104      90,247       (295)      4,264    109,320
    Net income ........................................                                                     9,798      9,798
    Cash dividends ....................................                                                    (2,181)    (2,181)
    Exercise of stock options, including tax benefits..          4           4          30                                34
    Activity under stock award plan ...................         20          25         250                               275
    Continuation of service agreements ................         30          38         439                               477
    Aggregate translation adjustment for the year .....                                        (1,927)                (1,927)
                                                          --------    --------    --------   --------    --------   --------
Balance at September 30, 1996 .........................     12,137    $ 15,171    $ 90,966   $ (2,222)   $ 11,881   $115,796
                                                          ========    ========    ========   ========    ========   ========



               The accompanying notes are an integral part of the
                      consolidated financial statements.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                                      Year Ended September 30,
                                                                                   1996        1995        1994
                                                                                 --------    --------    --------
Cash flows from operating activities:
   Net income (loss) .........................................................   $  9,798    $(12,792)   $  1,324
      Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
             Non-cash portion of restructuring and other items ...............                 11,124
             Loss on divestitures of non-core product lines ..................                  9,858
             Depreciation and amortization ...................................      6,577       7,545       7,483
             Deferred income taxes ...........................................      3,353      (8,040)     (1,810)
             Changes in operating assets and liabilities:
             Receivables .....................................................      2,215      (1,164)     (5,041)
             Inventories .....................................................     (1,642)     (9,896)     (5,868)
             Costs and estimated earnings in excess of billings on uncompleted
                 contracts ...................................................     (2,191)     13,947      (8,834)
             Accounts payable and accrued expenses ...........................     (7,663)     (5,853)      2,079
             Other assets/liabilities, net ...................................     (1,398)        976       1,223
                                                                                 --------    --------    --------
Net cash provided by (used in) operating activities ..........................      9,049       5,705      (9,444)
                                                                                 --------    --------    --------
Cash flows from investing activities:
   Capital expenditures ......................................................     (5,027)     (4,794)    (13,631)
   Acquisitions and related costs ............................................    (13,630)     (4,177)
   Proceeds from sales of investment securities ..............................                  2,039       1,000
   Proceeds from sales of assets, including disposals of non-core assets .....     15,702       2,819         304
                                                                                 --------    --------    --------
Net cash used in investing activities ........................................     (2,955)     (4,113)    (12,327)
                                                                                 --------    --------    --------

Cash flows from financing activities:
   Net borrowings (payments) on lines of credit ..............................    (10,000)      4,100       5,900
   Proceeds from term loan ...................................................     13,133
   Payments on long-term debt ................................................     (3,817)     (2,857)     (2,857)
   Cash dividends paid, $.18 per share .......................................     (2,181)     (2,169)     (2,166)
   Activity under stock option plan ..........................................         34         635         119
                                                                                 --------    --------    --------
Net cash provided by (used in) financing activities ..........................     (2,831)       (291)        996
                                                                                 --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents .................        (71)         74          75
                                                                                 --------    --------    --------

Increase (decrease) in cash and cash equivalents .............................      3,192       1,375     (20,700)
Cash and cash equivalents, beginning of year .................................      3,895       2,520      23,220
                                                                                 --------    --------    --------
Cash and cash equivalents, end of year .......................................   $  7,087    $  3,895    $  2,520
                                                                                 ========    ========    ========

Cash payments for income taxes ...............................................   $  1,322    $  5,036    $  1,835
Cash payments for interest ...................................................   $  1,943    $  2,152    $  2,022




        The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

         Daniel is engaged in providing products and systems used primarily by producers, refiners and transporters of natural gas.

Principles of consolidation

         The consolidated financial statements include the accounts of Daniel Industries, Inc. and its subsidiaries ("Daniel"). All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of these financial statements required management to make estimates and assumptions that affect the reported consolidated financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Daniel's management believes that the estimates made in connection with these consolidated financial statements are reasonable.

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

Fair value of financial instruments

         Management has determined that the fair value of Daniel's financial instruments is equivalent to the carrying amount of such instruments included in the financial statements.

Cash and cash equivalents

         Daniel considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable

         A substantial portion of Daniel's trade receivables is from customers in the petroleum industry.

Revenue recognition

         Sales and cost of goods sold of major contracts are recorded using the percentage-of-completion method, based on the ratio of costs incurred to date to total estimated costs on each contract. Losses, if any, to be incurred on contracts in progress are charged to income in full as soon as they become apparent and estimated warranty costs are accrued as revenues are recorded. Sales and cost of goods sold of products are recorded when the customer takes title to the products.

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

         In connection with the determination of certain restructuring and other charges recognized in the second quarter of fiscal 1995, Daniel elected early adoption of Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ".

Intangible assets

         Goodwill, representing the excess cost of purchased subsidiaries over the fair value of net assets acquired, is amortized using the straight-line method over a period of 20 to 40 years. Other intangible assets are amortized using the straight-line method over their estimated useful lives, none of which exceeds 12 years. At September 30, 1996 and 1995, accumulated amortization on intangibles was approximately $4,200,000 and $3,000,000, respectively.

Income taxes

         Income tax expense (benefit) is computed based on pretax income (loss) included in the Consolidated Statement of Operations. The asset and liability approach is used to recognize deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities.

         Daniel does not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations.

Earnings (loss) per share

         Earnings (loss) per share are computed based on the average number of shares outstanding during each year. Stock options outstanding have not been included in the computation of earnings per share since the effect is not significant. Daniel has not elected early adoption of FASB No. 123 "Accounting for Stock-Based Compensation", which requires implementation for fiscal years beginning after December 15, 1995. Daniel will adopt FASB No. 123 for its year ending September 30, 1997. Daniel does not intend to elect expense recognition for stock options and, therefore, implementation will not materially affect its financial statements.

NOTE 2 - RESTRUCTURING AND OTHER CHARGES

         In February 1995, Daniel announced that its Board of Directors had approved and adopted a restructuring plan to improve Daniel's overall profitability through a greater focus on high margin and market leading product lines, and through reductions in overhead and direct expenses.

         During fiscal 1995, Daniel recorded pretax charges of $16,115,000 relating to restructuring and other charges as follows:

                                                                               (in thousands)
Recorded as restructuring:  employee terminations ..............................   $ 3,997
Recorded as other charges:
        Impairments of property, plant and equipment and other assets ..........     7,339
        Expenses incurred in connection with an unsolicited merger proposal ....       600
        Miscellaneous ..........................................................       394
                                                                                   -------
                 Total recorded as other charges ...............................    12,330
Recorded as cost of sales adjustments: inventory writedowns ....................     3,785
                                                                                   -------
                 Total charges .................................................   $16,115
                                                                                   =======

Charges for asset impairments and writedowns are non-cash in nature.

         Substantially all of the 245 planned terminations associated with the restructuring program in fiscal 1995 had occurred as of December 31, 1995.

NOTE 3 - DIVESTITURES

         As previously reported in Daniel's Annual Report on Form 10-K for the year ended September 30, 1995, Daniel announced its intention to divest identified non-core assets. As a result of this decision, the following properties were sold:

      (i) In fiscal 1995: the operating assets of the energy fabrication subsidiary were sold for $1,500,000 to a group consisting of the former president of the subsidiary and a director of Daniel. In conjunction with the sale, Daniel entered into a three-year lease agreement with the purchaser for certain real property. Rental income recorded in fiscal 1996 and 1995 was $36,000 and $9,000, respectively.

      (ii) In fiscal 1996: the net assets of the fastener subsidiary, Daniel Industrial, Inc., were sold to an investor group for $8,200,000 in cash and $9,948,000 in collaterized notes, discounted to $9,048,000. A manufacturing facility in Matamoros, Mexico was sold for approximately book value of $1,824,000. The operating assets of the positive displacement meter product line were sold for $1,837,000 resulting in a pretax gain of $583,000.

In fiscal 1995, Daniel recorded pretax charges aggregating $11,958,000 representing the losses on divestitures of its non-core assets, primarily the fastener operation.

         At September 30, 1995, Daniel recorded a current asset of $22,838,000 representing management's estimate of net realizable value of assets held for sale.

         See NOTE 16 for the results of operations for non-core businesses included in the Consolidated Statement of Operations.

         Also in fiscal 1996, Daniel sold certain non-manufacturing properties in Germany for $3,988,000, resulting in pretax gains of $2,684,000.

NOTE 4 - ACQUISITIONS

         On May 28, 1996, Daniel acquired all of the outstanding stock of Spectra-Tek International Limited ("Spectra-Tek"). Spectra-Tek is a supplier of data acquisition monitoring and control systems for worldwide industrial markets and also participates in the design, manufacture and project management phases of these systems. The aggregate cash consideration paid for the shares approximated $10,900,000, including certain transaction costs. The purchase price was financed by a bank borrowing. This acquisition has been accounted for by the purchase method and, accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair market value of net assets acquired amounted to approximately $7,422,000, which has been accounted for as goodwill and is being amortized over 20 years using the straight-line method. The operations related to this acquisition are not material to Daniel's results of operations.

         In February 1996, Daniel acquired all of the outstanding stock of a valve manufacturer and refurbisher. Acquisition costs of $2,733,000 were paid in cash. As previously reported in Daniel's Annual Report on Form 10-K for the year ended September 30, 1995, Daniel acquired the orifice metering product line assets of another company. Acquisition and related costs of $4,177,000 were paid in cash. The operations related to these acquisitions, which were accounted for under the purchase method, are not material to Daniel's results of operations.

NOTE 5 - CONTRACTS IN PROGRESS

         Information with respect to contracts in progress accounted for under the percentage-of-completion method is as follows:

                                                                   September 30,
                                                                -----------------
                                                                 1996       1995
                                                                -------   -------
                                                                  (in thousands)
Costs and estimated earnings on uncompleted contracts .......   $ 9,770   $13,145
Less progress billings ......................................     6,638    12,329
                                                                -------   -------
                                                                $ 3,132   $   816
                                                                =======   =======
Presented in accompanying financial statements as:
     Costs and estimated earnings in excess of billings on
         uncompleted contracts ..............................   $ 3,132   $   941
     Billings in excess of costs and estimated earnings on
         uncompleted contracts (included in accrued expenses)                 125
                                                                -------   -------
                                                                $ 3,132   $   816
                                                                =======   =======

NOTE 6 - INVENTORIES

                                                     September 30,
                                                  -----------------
                                                   1996       1995
                                                  -------   -------
                                                    (in thousands)
Inventories by valuation method are as follows:
     Last-in, first-out (LIFO) ................   $22,233   $21,462
     Average cost .............................    16,430    14,427
                                                  -------   -------
         Total inventory ......................   $38,663   $35,889
                                                  =======   =======
Major components of inventories include:
     Raw materials ............................   $16,540   $14,527
     Work in process ..........................     8,777    10,752
     Finished goods ...........................    19,106    15,751
                                                  -------   -------
         Inventory before LIFO reserve ........    44,423    41,030
     Less LIFO reserve ........................     5,760     5,141
                                                  -------   -------
         Total inventory ......................   $38,663   $35,889
                                                  =======   =======

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment and related accumulated depreciation are summarized as follows:


                                                  September 30,     Estimated
                                                -----------------   Useful Life
                                                  1996      1995     In Years
                                                -------   -------   -----------
                                                 (in thousands)
Land ........................................   $ 6,152   $ 6,927
Buildings ...................................    31,580    30,835    10-45
Machinery and equipment .....................    38,621    36,655     3-12
Computer and peripheral equipment ...........     7,746     6,725     3-5
Office furniture and equipment ..............     4,926     5,233     3-10
Automotive equipment ........................     1,103     1,109     3-4
Other .......................................     7,607     9,171     5-20
                                                -------   -------
     Total property, plant and equipment ....    97,735    96,655
Less accumulated depreciation ...............    44,573    43,978
                                                -------   -------
     Property, plant and equipment, net .....   $53,162   $52,677
                                                =======   =======

NOTE 8 - INTANGIBLES AND OTHER ASSETS


                                            September 30,
                                          -----------------
                                           1996       1995
                                          -------   -------
                                            (in thousands)
Goodwill, net .........................   $ 9,196
Notes receivable ......................     8,606
Miscellaneous .........................     1,588   $ 3,012
                                          -------   -------
     Total intangibles and other assets   $19,390   $ 3,012
                                          =======   =======

         At September 30, 1996, notes receivable included a $2,158,000 note, discounted at an effective rate of 11% to $1,424,000, received as partial consideration on the sale of the fastener assets.

NOTE 9 - NOTES PAYABLE

         At September 30, 1996, Daniel had uncommitted short-term lines of credit aggregating approximately $45,000,000. One of these lines contains restrictions regarding the amount of the line available for short-term borrowings and the amount available for issuance of letters of credit. The other lines are available for either short-term borrowings or the issuance of letters of credit. Loans under these lines may be made in such amounts and at such maturities and interest rates as may be offered by the banks and accepted by Daniel at the time of each borrowing. At September 30, 1996 and 1995, borrowings under these lines were $0 and $10,000,000, respectively, and $32,400,000 and $22,500,000, respectively, were available for additional short-term borrowings.

         In May 1996, Daniel borrowed (pound)8,400,000 (approximately $13,100,000) from a bank for a period of six months. Daniel may select an interest rate based upon the British pound sterling London Interbank Offered Rate or on an as offered basis from the bank and may select an interest payment period from one day to six months. The interest rate on this loan for the first three months and the next two months was 6.875% and 6.6%, respectively. The proceeds were primarily used to acquire Spectra-Tek. In November 1996, Daniel received an extension on the maturity of the loan to May 1997. Daniel has both the intent and ability to refinance this loan.

NOTE 10 - ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                             September 30,
                                           -----------------
                                            1996      1995
                                           -------   -------
                                            (in thousands)
Other accrued expenses .................   $11,188   $14,382
Salaries and wages .....................     2,157     2,127
Accrued taxes other than on income .....     1,622     2,325
                                           -------   -------
      Total accrued expenses ...........   $14,967   $18,834
                                           =======   =======

NOTE 11 - INCOME TAXES

         Income tax expense (benefit) is as follows:

                                                  Year Ended September 30,
                                                ----------------------------
                                                 1996       1995      1994
                                                -------   -------    -------
                                                        (in thousands)
Federal:
        Current .............................   $ 1,583   $ 1,830    $ 1,327
        Deferred ............................     1,948    (5,180)    (1,486)
Foreign:
        Current .............................       839       231      1,259
        Deferred ............................     1,365    (2,742)      (359)
State and local: ............................       155       138         55
                                                -------   -------    -------
        Income tax expense (benefit) ........   $ 5,890   $(5,723)   $   796
                                                =======   =======    =======


         The components of income (loss) before income tax expense (benefit) are:

                            Year Ended September 30,
                       --------------------------------
                         1996        1995        1994
                       --------    --------    --------
                                (in thousands)
United States ......   $ 13,656    $(11,943)   $    421
Foreign ............      2,032      (6,572)      1,699
                       --------    --------    --------
                       $ 15,688    $(18,515)   $  2,120
                       ========    ========    ========

         The cumulative undistributed earnings of foreign subsidiaries, on which United States taxes have not been provided, were approximately $13,600,000, $11,600,000, and $12,700,000 at September 30, 1996, 1995 and 1994,
respectively. The United States income tax effect associated with the repatriation of these earnings may be offset by foreign tax credits.

         Components of the difference between the income tax expense (benefit) computed at the U.S. statutory income tax rate and the income tax expense (benefit) are as follows:

                                                                         Year Ended September 30,
                                                                    -------------------------------
                                                                     1996        1995        1994
                                                                    -------     -------     -------
                                                                               (in thousands)
Tax expense (benefit) of income (loss) at 34% ...................   $ 5,334     $(6,295)    $   721
Increase in valuation allowance .................................                   765
Foreign Sales Corporation provisions ............................      (492)       (350)       (373)
Adjustment of prior years' taxes ................................      (400)
State income taxes ..............................................       140         111          (5)
Non-deductible expenses .........................................        99         103         197
Loss of foreign subsidiary with no tax benefit ..................       806         171         375
Foreign tax rates and other effects of foreign operations .......       497        (796)        (53)
Goodwill amortization/charge off ................................                   667          40
Tax exempt interest .............................................                   (14)        (61)
Other, net ......................................................       (94)        (85)        (45)
                                                                    -------     -------     -------
       Income tax expense (benefit) .............................   $ 5,890     $(5,723)    $   796
                                                                    =======     =======     =======
       Effective tax expense (benefit) rate .....................        38%        (31%)        38%
                                                                    =======     =======     =======



        Deferred tax assets (liabilities) are as follows:

                                                                              September 30,
                                                                         --------------------
                                                                           1996         1995
                                                                         --------    --------
                                                                             (in thousands)
Gross deferred tax assets:
        Restructuring and other charges and loss on divestitures .....   $  4,567    $  6,568
        Operating loss carry forward from subsidiary .................      5,525       5,773
        Excess tax over book basis of inventories ....................      2,981       2,758
        Inventory reserves ...........................................      1,326         396
        Other ........................................................      2,930       3,545
                                                                         --------    --------
               Total gross deferred tax assets .......................     17,329      19,040
                                                                         --------    --------
Gross deferred tax liabilities:
        Excess book over tax basis of property and equipment .........     (9,407)     (8,589)
        Other ........................................................     (1,825)     (2,204)
                                                                         --------    --------
               Total gross deferred tax liabilities ..................    (11,232)    (10,793)
                                                                         --------    --------
Deferred tax asset valuation allowance ...............................     (4,651)     (3,448)
                                                                         --------    --------
Net deferred tax assets ..............................................   $  1,446    $  4,799
                                                                         ========    ========

         Through September 30, 1996, Daniel's German subsidiary generated a cumulative tax loss carryforward of $10,600,000 which may be carried forward indefinitely. The valuation allowance relates primarily to the amount of the German loss carryforward which may not be realized.

NOTE 12 - LONG-TERM DEBT

         Long-term debt includes the following:

                                                                                   September 30,
                                                                                -----------------
                                                                                  1996      1995
                                                                                -------   -------
                                                                                  (in thousands)
Payable to four insurance companies (unsecured); 11.5%; principal payable in annual installments of $2,857,140; interest payable
         semi-annually ......................................................   $ 8,572   $11,429
Less portion due within one year ............................................     2,857     2,857
                                                                                -------   -------
                                                                                $ 5,715   $ 8,572
                                                                                =======   =======


         In December 1988, four insurance companies purchased an aggregate of $20,000,000 of Daniel's unsecured 11.5% senior notes due 1998. Prepayment of amounts in excess of scheduled maturities are subject to certain restrictions and would be at a premium. The note purchase agreement related to the sale of these notes requires the maintenance of a specified current ratio and a specified amount of net worth and also includes restrictive covenants relating to additional indebtedness and leases, creation of liens, payment of dividends, mergers and disposition of assets. Retained earnings was unrestricted as to the payment of dividends at September 30, 1996.

         Long-term debt at September 30, 1996, matures as follows:

                 Year Ending September 30,                        Amount
                 -------------------------                   --------------
                                                             (in thousands)

                       1997                                     $2,857
                       1998                                      2,857
                       1999                                      2,858

NOTE 13 - PREFERRED STOCK, STOCK OPTIONS, STOCK AWARDS AND PROFIT SHARING AND SAVINGS PLAN

Preferred Stock

         On May 31, 1990, the Board of Directors declared a dividend of one Preferred Share Purchase Right (the "Right") for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth share of a new series of junior participating preferred stock at an exercise price of $60, subject to adjustment. The Rights may only be exercised 10 days following a public announcement that a third party has acquired 20% or more of the outstanding common shares or 10 days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a third party of 20% or more of the outstanding common shares. The Rights, which do not have voting rights, expire May 31, 2000, and at Daniel's option, may be redeemed by Daniel prior to expiration for $.01 per Right. In the event that Daniel is acquired in a merger or other business combination, or 50% or more of its consolidated assets or earning power are sold, provision shall be made so that each holder of a Right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right.

Employee Stock Option Plans

         Daniel maintains two stock option plans for employees, the 1981 plan and the 1977 plan. Under the 1981 plan, the exercise price of an option may not be less than the fair market value of Daniel's common stock on the date of grant. Under both plans, options that have been granted are for a ten-year term and are exercisable either from the date of grant or in total or in one-third annual increments beginning at the end of the first year of the term. There were 295,876 shares available for grants under the plans at September 30, 1996.


         A summary of stock option activity related to the plans is as follows:


                                                      Shares       Price Range
                                                      ------       -----------
Options outstanding September 30, 1993 ...........    508,649     $7.00 -$18.43
         Cancelled ...............................    (22,500)            14.13
         Exercised ...............................     (6,020)             7.00
                                                     --------
Options outstanding September 30, 1994 ...........    480,129      7.00 - 18.43
         Cancelled ...............................    (94,000)    14.13 - 18.43
         Exercised ...............................    (51,015)     7.00 - 14.13
         Granted .................................    470,000             14.13
                                                     --------
Options outstanding September 30, 1995 ...........    805,114      7.00 - 16.75
         Cancelled ...............................     (9,500)    14.13 - 16.75
         Exercised ...............................     (3,307)             7.00
         Granted .................................     61,500     12.88 - 13.75
                                                     --------
Options outstanding, September 30, 1996 ..........    853,807      7.00 - 16.75
                                                     ========

Exercisable, September 30, 1996 ..................    480,640      7.00 - 16.75
                                                     ========


Non-Employee Directors' Stock Option Plan and Agreement

         Daniel maintains a stock option plan for its non-employee directors and a stock option agreement with one non-employee director. Under the agreement, the option is exercisable for six years from the date of grant. Under the plan, which was adopted in fiscal 1996, options are granted for a ten-year term and each non-employee director received an option for 15,000 shares of Daniel's common stock which option is exercisable in one-third annual increments beginning at the end of the first year of the term. There were 45,000 shares available for grants under the plan at September 30, 1996.

         A summary of stock option activity related to the plan and agreement is as follows:

                                            Shares      Price Range
                                            ------      -----------
Options outstanding September 30, 1993      10,000            $12.75
         Granted ......................     10,000             11.00
                                          --------
Options outstanding September 30, 1994      20,000    $11.00 - 12.75
         Cancelled ....................    (10,000)            12.75
                                          --------
Options outstanding September 30, 1995      10,000             11.00
         Granted ......................    135,000             13.88
                                          --------
Options outstanding, September 30, 1996    145,000     11.00 - 13.88
                                          ========

Exercisable, September 30, 1996 .......     10,000             11.00
                                          ========

Stock Award Plan

         In fiscal 1996, Daniel's stockholders approved the adoption of a stock award plan that makes shares of Daniel's common stock available for issuance as a part of the incentive compensation paid to executive and operating officers. During fiscal 1996, 20,021 shares were issued leaving 79,979 shares available for issuance at September 30, 1996. The stock awarded vests in one-third annual increments beginning at the end of the first year of the term.

Profit Sharing and Savings Plan

         Daniel and its domestic subsidiaries have adopted a profit sharing and savings plan in which substantially all employees are eligible to participate. Annual contributions to the profit sharing portion of the plan are discretionary, and are determined by Daniel's Board of Directors. Contributions to the savings portion of the plan are made on a monthly basis in an amount as required by the plan. Expenses related to this plan were approximately $870,000, $1,200,000 and $1,800,000 in fiscal 1996, 1995 and 1994, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

         Daniel is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of Daniel. Additionally, in the ordinary course of business, Daniel has issued standby letters of credit and bank guarantees as security for advances, progress payments and performance on long-term contracts and, as a result, is contingently liable in the amount of approximately $16,300,000 at September 30, 1996.

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of unaudited quarterly financial data for fiscal 1996 and 1995:

                                                               Net        Earnings
                                                    Gross     Income       (Loss)
                                     Revenues       Profit    (Loss)      Per Share
                                     --------       ------    ------      ---------
                                        (in thousands except per share amounts)
Quarter Ended:
     December 31, 1995 ............   $39,453(a)   $14,563   $ 2,175       $   .18
     March 31, 1996 ...............    41,001(a)    15,291     2,786           .23
     June 30, 1996 ................    39,841       15,206     2,535           .21
     September 30, 1996 ...........    47,180       17,378     2,302           .19
Quarter Ended:
     December 31, 1994 ............   $42,298      $15,120   $   601       $   .05
     March 31, 1995 ...............    38,737       10,234    (9,705)(b)      (.81)
     June 30, 1995 ................    42,028       16,535     1,281 (c)       .11
     September 30, 1995 ...........    45,497       17,083    (4,969)(c)      (.41)


-------------------------

(a) Revenues for the quarters ended December 31, 1995 and March 31, 1996 exclude gains from sales of certain non-manufacturing properties in Germany of $1,185,000 and $1,499,000, respectively.

(b) Net loss for the quarter was affected by restructuring and other charges. See NOTE 2.

(c) Net income (loss) for the quarter was affected by losses on divestitures of non-core assets, the effect of which is described in NOTE 3.

NOTE 16 - INDUSTRY SEGMENT

         Daniel operates in one business segment, the manufacture and sale of fluid measurement and flow control products and systems. Segment operating income (loss) represents revenues less operating expenses and is not reduced for interest expense, general corporate expenses and income taxes. Identifiable assets are those tangible and intangible assets that are identified with the operation of the industry segment or geographic area.


                        INFORMATION ON INDUSTRY SEGMENT
                                 (in thousands)

                                                 Operating                 Capital  Depreciation
                                                  Income     Identifiable  Expendi-     and
                                 Revenues         (Loss)       Assets      tures    Amortization
                                 --------       ----------   ------------  -------  -------------
Fiscal 1996

Fluid measurement and flow
      control products and
      systems ................   $ 161,947       $  19,340     $ 149,252  $   4,835   $   6,371
Non-core businesses ..........       4,815             127            75          0           4
                                 ---------       ---------     ---------  ---------   ---------
      Subtotal ...............     166,762          19,467       149,327      4,835       6,375
Corporate ....................         713          (5,031)       21,245        192         202
Other gains ..................                       3,267 (a)
Interest expense .............                      (2,015)
                                 ---------       ---------     ---------  ---------   ---------
      Total ..................   $ 167,475       $  15,688     $ 170,572  $   5,027   $   6,577
                                 =========       =========     =========  =========   =========
Fiscal 1995

Fluid measurement and flow
      control products and
      systems ................   $ 135,927       $  10,038 (b) $ 134,354  $   4,205   $   6,587
Non-core businesses ..........      32,359           3,467        18,474        207         541
                                 ---------       ---------     ---------  ---------   ---------
      Subtotal ...............     168,286          13,505       152,828      4,412       7,128
Corporate ....................         274          (5,704)       11,640        382         417
Other charges ................                     (24,288)(b)
Interest expense .............                      (2,028)
                                 ---------       ---------     ---------  ---------   ---------
      Total ..................   $ 168,560       $ (18,515)    $ 164,468  $   4,794   $   7,545
                                 =========       =========     =========  =========   =========
Fiscal 1994

Fluid measurement and flow
      control products and
      systems ................   $ 172,157       $  14,773     $ 140,469  $  12,792   $   4,865
Non-core businesses ..........      31,239          (2,820)       31,112        626       1,709
                                 ---------       ---------     ---------  ---------   ---------
      Subtotal ...............     203,396          11,953       171,581     13,418       6,574
Corporate ....................         370          (7,906)       15,756        213         909
Interest expense .............                      (1,927)
                                 ---------       ---------     ---------  ---------   ---------
      Total ..................   $ 203,766       $   2,120     $ 187,337  $  13,631   $   7,483
                                 =========       =========     =========  =========   =========

---------------

(a)  Includes gains from divestitures of non-core assets. See NOTE 3.
(b) Includes restructuring and other charges and losses on divestitures of non-core assets. See NOTES 2 and 3.

                      INFORMATION ON GEOGRAPHIC OPERATIONS
                                 (in thousands)


                                       United
                                       States     Europe     Canada   Consolidated
                                       ------     ------     ------   ------------
Fiscal 1996
Revenues ..........................   $126,159   $ 30,949    $  9,654   $166,762
                                      ========   ========    ========   ========
Operating income (a) ..............   $ 13,259   $  2,884    $  3,324   $ 19,467
                                      ========   ========    ========   ========
Identifiable assets at
      September 30, 1996 ..........   $ 92,052   $ 53,144    $  4,131   $149,327
                                      ========   ========    ========   ========
Fiscal 1995
Revenues ..........................   $125,944   $ 29,795    $ 12,547   $168,286
                                      ========   ========    ========   ========
Operating income (loss) (b) .......   $  9,670   $   (485)   $  4,320   $ 13,505
                                      ========   ========    ========   ========
Identifiable assets at
      September 30, 1995 ..........   $107,926   $ 39,699    $  5,203   $152,828
                                      ========   ========    ========   ========
Fiscal 1994
Revenues ..........................   $134,904   $ 52,962    $ 15,530   $203,396
                                      ========   ========    ========   ========
Operating income ..................   $  4,553   $  2,476    $  4,924   $ 11,953
                                      ========   ========    ========   ========
Identifiable assets at
      September 30, 1994 ..........   $116,514   $ 48,851    $  6,216   $171,581
                                      ========   ========    ========   ========

(a)  Includes gains from divestitures of non-core assets. See NOTE 3.

(b) Includes restructuring and other charges and losses on divestitures of non-core assets. See NOTES 2 and 3.


        Included in United States revenues are export sales of $54,200,000, $40,500,000 and $52,800,000 in fiscal 1996, 1995 and 1994, respectively. These sales were primarily to Africa, the Far East, the Middle East, and South America. At September 30, 1996, 1995 and 1994, Daniel's investment in consolidated foreign subsidiaries, primarily its U.K. subsidiary, approximated $35,000,000, $35,100,000 and $40,200,000, respectively.

        Foreign currency transaction gains and losses included in the Consolidated Statement of Operations were immaterial in fiscal 1996, 1995 and 1994.

NOTE 17 - PROPOSED MERGER

        On September 17, 1996, Daniel entered into an agreement whereby a wholly-owned subsidiary of Daniel would be merged with and into Bettis Corporation ("Bettis"), with Bettis becoming a wholly-owned subsidiary of Daniel. Bettis manufactures and sells valve actuators and controls which are used to remotely and automatically open and close quarter-turn or linear valves. Its market is any industry that uses pipes to transport liquids or gases in supply, manufacture or distribution operations. As a result of the merger, Bettis stockholders will receive .58 of a share of Daniel common stock for each share of Bettis common stock that they own, for an aggregate of approximately 4,920,000 shares of Daniel's common stock. The merger is subject to approval by the stockholders of both Daniel and Bettis and is expected to be consummated in the first quarter of fiscal 1997. The transaction will be accounted for under the pooling of interests method of accounting.

        The following unaudited pro forma financial data has been prepared as if Daniel and Bettis were combined at the beginning of the earliest period presented. There are no adjustments necessary to conform the accounting policies of Daniel and Bettis. As a result of the differing year ends of Daniel and Bettis, results of operations for different year ends have been combined. Daniel's results of operations for the years ended September 30, 1995 and 1994 have been combined with Bettis' results of operations for the years ended December 31, 1995 and 1994. Daniel's results of operations for the year ended September 30, 1996 have been combined with Bettis' results of operations for the twelve month period ended September 30, 1996, and accordingly, Bettis' operating results for the period October 1, 1995 through December 31, 1995 are included in the Unaudited Pro Forma Data for the years ended September 30, 1996 and 1995. Revenues, net income and net income per share of Bettis were $14,735,000, $635,000, and $.07, respectively, for the period October 1, 1995 through December 31, 1995.

        The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of actual results of operations or financial position that would have been achieved had the merger been consummated at the beginning of the earliest period presented.


                                               Unaudited Pro Forma Data
                                           -------------------------------
                                               1996       1995        1994
                                           --------   --------    --------
                                               (in thousands except
                                                   per share data)
Revenues ...............................   $234,324   $223,702    $255,740
                                           ========   ========    ========
Net income (loss) ......................   $ 12,677   $(10,512)   $  3,391
                                           ========   ========    ========
Earnings (loss) per share ..............   $    .74   $   (.62)   $    .20
                                           ========   ========    ========

                               INDEX TO EXHIBITS

Exhibit
Number
-------

2.1 Plan and Agreement of Merger dated as of January 22, 1988, by and between Daniel Industries, Inc., a Texas corporation ("Daniel Texas"), and Daniel Industries, Inc., a Delaware corporation, filed as Exhibit
        2.1 to Daniel's Registration of Securities of Certain Successor Issuers on Form 8-B, and hereby incorporated by reference herein.

2.2 Agreement and Plan of Merger dated September 17, 1996, by and among Daniel, Blue Acquisition Inc. and Bettis Corporation filed as Exhibit
        2.1 to Daniel's Registration Statement on Form S-4 (Reg. No. 333-14635) and hereby incorporated by reference herein.

3.1 Certificate of Incorporation of Daniel, filed as Exhibit 3.1 to Daniel's Registration of Securities of Certain Successor Issuers on Form 8-B dated May 5, 1988, and hereby incorporated by reference herein.

3.2     By-laws of Daniel, as amended through February 1, 1996, filed as
        Exhibit 3.2 to Daniel's Registration Statement on Form S-4 filed (Reg. No. 333-14635), and hereby incorporated by reference herein.

3.3 Certificate of Designation, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 on Daniel's Form 8 amending its Annual Report on Form 10-K for the year ended September 30, 1990, and hereby incorporated by reference herein.

4.1 Note Purchase Agreement dated as of December 5, 1988, between Daniel and The Variable Annuity Life Insurance Company, The Mutual Benefit Life Insurance Company, MONY Life Insurance Company of America and MONY Legacy Life Insurance Company (including the form of Daniel's Senior Notes in the aggregate in the principal amount of $20,000,000) filed as
        Exhibit 4.3 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1988, and hereby incorporated by reference herein.

4.2 Rights Agreement dated as of May 31, 1990, between Daniel and Wachovia Bank and Trust Company, N.A., as Rights Agent, filed as Exhibit 1 to Daniel's Registration of Certain Classes of Securities on Form 8-A filed June 5, 1990, and hereby incorporated by reference herein.

4.5 Certificate of Designation, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock (included as Exhibit 3.3 hereto).

*10.1 1977 Stock Option Plan, as amended and restated on December 8, 1995, filed as Exhibit 10.1 to Daniel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and hereby incorporated by reference herein.

*10.2 1981 Stock Option Plan, as amended and restated on December 31, 1986, filed as Exhibit 19.2 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, and hereby incorporated by reference herein.

                               INDEX TO EXHIBITS

Exhibit
Number
-------

*10.3 Form of Director's Stock Option Agreements dated October 9, 1986, between Daniel Texas and several non-employee directors, filed as
        Exhibit 19.1 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference herein.

*10.4 Form of Change in Control Agreement dated as of March 15, 1995, between Daniel and each of W. A. Griffin, III, W. C. Clingman, T. L. Sivak and
        M. R. Yellin; dated August 23, 1996 between Daniel and J. M. Tidwell and dated August 30, 1996 between Daniel and M. R. Beshears, filed as
        Exhibit 10.4 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1995, and hereby incorporated by reference herein.

 10.5 Asset Purchase Agreement dated November 27, 1995, by and among DAN-LOC Bolt & Gasket, Inc., Daniel Industrial, Inc., Daniel Industries Canada and Daniel, filed as Exhibit 10.5 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1995, and hereby incorporated by reference herein.

*10.6   Supplemental Executive Retirement Plan effective July 1, 1995, filed as
        Exhibit 10.6 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1995, and hereby incorporated by reference herein.

*10.7 Consulting Agreement between Daniel and Ralph H. Clemons, Jr. dated August 13, 1996.

*10.8 Consulting Agreement between Daniel and W. A. Griffin effective as of February 3, 1995.

*10.9 Written description of Daniel's key employees' incentive compensation plan, filed as Exhibit 10.9 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1995, and hereby incorporated by reference herein.

*10.10 Deferred Compensation Agreement dated March 6, 1996 between Daniel and Ronald C. Lassiter.

*10.11 Employment Agreement dated July 30, 1996 between Daniel and James M. Tidwell.

*10.12 Employment Agreement dated August 30, 1996 between Daniel and Mary R. Beshears.

*10.13 Non-Employee Directors' Stock Option Plan dated as of December 8, 1995, filed as Exhibit 10.10 to Daniel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and hereby incorporated by reference herein.

*10.14 Stock Award Plan dated as of December 8, 1995, filed as Exhibit 10.11 to Daniel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and hereby incorporated by reference herein.

                               INDEX TO EXHIBITS

Exhibit
Number
-------

21      Significant Subsidiaries of Daniel Industries, Inc.

23      Consent of Independent Accountants.

27      Financial data schedule.

---------------

*Management contract or compensatory plan or arrangement.