Form 10-Q
period 1996-12-31
DANIEL INDUSTRIES INC
filed 1997-02-14
CIK 26821

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(MARK ONE)

[  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
                               --------------------------------------------
                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1996 TO DECEMBER 31, 1996
                               ---------------    -----------------

Commission File Number       1-6098
                         --------------


                             DANIEL INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     74-1547355
------------------------------------     ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                   9753 Pine Lake Drive, Houston, Texas  77055
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

         On February 7, 1997, there were outstanding 17,080,170 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share data)
                                  (Unaudited)

                                                                                          December 31,     September 30,
                                                                                            1996                1996
                                                                                         ------------      ------------
                                                        ASSETS
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .        $    5,423        $    8,409
     Receivables, net of reserve of $1,252 and $1,029 . . . . . . . . . . . . . .            50,588            55,737
     Costs and estimated earnings in excess of billings on uncompleted contracts              3,671             3,132
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          52,006            57,814
     Deferred taxes on income   . . . . . . . . . . . . . . . . . . . . . . . . .             8,807             7,440
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,618             6,547
                                                                                         ----------        ----------
            Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .         127,113           139,079
Property, plant and equipment,  net   . . . . . . . . . . . . . . . . . . . . . . .          75,555            75,726
Intangibles and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            30,907            33,964
                                                                                         ----------        ----------
                                                                                         $  233,575        $  248,769
                                                                                         ==========        ==========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   18,287        $   17,356
     Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . .           5,552             5,587
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,311            17,778
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,591            26,584
                                                                                         ----------        ----------
           Total current liabilities    . . . . . . . . . . . . . . . . . . . . . .          72,741            67,305
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            30,233            34,702
Deferred taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,789             7,982
                                                                                         ----------        ----------
           Total liabilities    . . . . . . . . . . . . . . . . . . . . . . . . .           111,763           109,989
                                                                                         ----------        ----------

Stockholders' equity:
     Preferred stock, $1.00 par value, 1,000 shares authorized, 150 shares designated as Series A junior participating preferred stock, no shares
           issued or outstanding    . . . . . . . . . . . . . . . . . . . . . . . .
     Common stock, $1.25 par value, 40,000 shares authorized, 17,064 and
           17,057 shares issued   . . . . . . . . . . . . . . . . . . . . . . . . .          21,330            21,321
     Capital in excess of par value   . . . . . . . . . . . . . . . . . . . . . . .          90,732            90,678
     Translation component  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,006)           (3,465)
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,756            30,246
                                                                                         ----------        ----------
           Total stockholders' equity   . . . . . . . . . . . . . . . . . . . . . .         121,812           138,780
                                                                                         ----------        ----------
                                                                                         $  233,575        $  248,769
                                                                                         ==========        ==========


     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                  (Unaudited)

                                                                                          Quarter Ended December 31
                                                                                          -------------------------
                                                                                             1996          1995
                                                                                             ----          ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 53,975       $ 54,188
                                                                                          --------       --------
Costs and expenses:
     Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36,272         34,338
     Selling and administrative expenses  . . . . . . . . . . . . . . . . . . . .           18,386         15,072
     Research and development expenses  . . . . . . . . . . . . . . . . . . . . .              943            383
     Unusual items  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,663         (1,185)
     Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,155            739
                                                                                          --------       --------
           Total costs and expenses   . . . . . . . . . . . . . . . . . . . . . .           73,419         49,347
                                                                                          --------       --------

Income (loss) before income tax expense (benefit)   . . . . . . . . . . . . . . .          (19,444)         4,841

Income tax expense (benefit)  . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,500)         2,031
                                                                                          --------       --------
Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(17,944)      $  2,810
                                                                                          ========       ========
Earnings (loss) per common share  . . . . . . . . . . . . . . . . . . . . . . . .         $  (1.05)      $   0.17
                                                                                          ========       ========
Cash dividends per common share   . . . . . . . . . . . . . . . . . . . . . . . .         $   0.03       $   0.03
                                                                                          ========       ========
Average number of shares outstanding  . . . . . . . . . . . . . . . . . . . . . .           17,061         17,002
                                                                                          ========       ========

     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)
                                 (in thousands)
                                  (Unaudited)

                                                                                        Quarter Ended December 31,
                                                                                        -------------------------
                                                                                           1996           1995
                                                                                           ----           ----
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . .               $(17,944)        $ 2,810
       Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
             Non-cash portion of unusual items  . . . . . . . . . . . . .                  5,751
             Loss (gain) on divestitures of non-core product lines  . . .                  2,300          (1,185)
             Depreciation and amortization  . . . . . . . . . . . . . . .                  3,042           2,389
             Changes in operating assets and liabilities  . . . . . . . .                  9,264          (2,820)
                                                                                        --------         -------
Net cash provided by operating activities   . . . . . . . . . . . . . . .                  2,413           1,194
                                                                                        --------         -------
Cash flows from investing activities:
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . .                 (3,107)         (1,833)
   Proceeds from sales of assets  . . . . . . . . . . . . . . . . . . . .                  1,116          10,703
                                                                                        --------         -------
Net cash provided by (used in) investing activities   . . . . . . . . . .                 (1,991)          8,870
                                                                                        --------         -------
Cash flows from financing activities:
   Net borrowings (payments) under notes payable  . . . . . . . . . . . .                    931          (3,833)
   Payments on long-term debt   . . . . . . . . . . . . . . . . . . . . .                 (4,504)         (3,544)
   Cash dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . .                   (546)           (544)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     23
                                                                                        --------         -------
Net cash used in financing activities   . . . . . . . . . . . . . . . . .                 (4,096)         (7,921)
                                                                                        --------         -------

Effect of exchange rate changes on cash   . . . . . . . . . . . . . . . .                    688             (59)
                                                                                        --------         -------

Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . .                 (2,986)          2,084


Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .                  8,409           4,722
                                                                                        --------         -------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .               $  5,423         $ 6,806
                                                                                        ========         =======

     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - General

         The foregoing financial statements have been prepared from the books and records of Daniel Industries, Inc. ("Daniel" or the Company") without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented, are reflected in the financial statements.

         These condensed statements should be read in conjunction with the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

         On December 12, 1996, the Board of Directors of the Company approved a change in the fiscal year to December 31 from September 30. This Transition Report on Form 10-Q is filed for the three-month transition period.

         The Company will adopt Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" for its year ending December 31, 1997. The Company does not intend to elect expense recognition for stock options and, therefore, implementation will not materially affect its financial statements.

Note 2 - Merger

         On December 12, 1996, the Company issued 4,920,392 shares of its common stock in exchange for all of the outstanding common stock of Bettis
Corporation ("Bettis").   The merger has been accounted for as a pooling of
interests, and accordingly, the Company's financial statements have been restated to include the operations of Bettis for all periods presented.

         Separate results of operations for Daniel and Bettis follow:

                                                                              Quarter Ended December 31,
                                                                            ---------------------------
                                                                              1996               1995
                                                                              ----               ----
                                                                                  (in thousands)
Revenues
     Daniel . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 33,821           $ 39,453
     Bettis . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,154             14,735
                                                                            --------           --------
     Combined . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 53,975           $ 54,188
                                                                            ========           ========
Net income (loss)
     Daniel . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(17,589) (a)      $  2,175
     Bettis . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (355)               635
                                                                            --------           --------
     Combined . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(17,944)          $  2,810
                                                                            ========           ========

_________________________________
(a)  Includes pretax charges of $16,663,000.  See Note 3.

Note 3 - Unusual Items

     In the quarter ended December 31, 1996, the Company recorded unusual charges for the following items:

                                                                              (in thousands)
Downsizing of the Company's German operations . . . . . . . . . . . . .         $  5,100
Expenses incurred in connection with the Bettis merger  . . . . . . . .            3,663
Re-organization costs, primarily severance  . . . . . . . . . . . . . .            3,000
Writedowns of long-lived assets . . . . . . . . . . . . . . . . . . . .            2,600
Losses arising from the sale of product lines . . . . . . . . . . . . .            2,300
                                                                                --------
     Total unusual charges  . . . . . . . . . . . . . . . . . . . . . .         $ 16,663
                                                                                ========


     The unusual charges are a result of the Company's ongoing strategic evaluation. The downsizing of the German operations resulted in charges for asset impairments, inventory valuation adjustments and severance accruals. Although not a part of the above total of unusual charges, the evaluations above have resulted in the establishment of a deferred tax valuation allowance of approximately $1,500,000 relative to the utilization of the German net operating loss carryforward.

     In addition to the German downsizing, during the period the Company committed to disposing of certain insignificant, non-strategic product lines, determined that certain long-lived assets were impaired, and provided accruals for the severance costs of certain employees.

     As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, the Company sold in October 1995 a non-manufacturing property for a pretax gain of $1,185,000.

Note 4 - Inventories

                                                                                 December 31,     September 30,
                                                                                    1996              1996
                                                                                 -----------      ------------
                                                                                       (in thousands)
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 26,036           $ 28,794
Work-in-process   . . . . . . . . . . . . . . . . . . . . . . . . . .               12,809             13,581
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . .               19,803             21,865
                                                                                  --------           --------
     Inventories before LIFO reserve  . . . . . . . . . . . . . . . .               58,648             64,240
Less LIFO reserve   . . . . . . . . . . . . . . . . . . . . . . . . .                6,642              6,426
                                                                                  --------           --------
     Total inventories  . . . . . . . . . . . . . . . . . . . . . . .             $ 52,006           $ 57,814
                                                                                  ========           ========

Note 5 - Notes Payable

     Notes payable at December 31, 1996 and September 30, 1996 of $18,287,000 and $17,356,000, respectively, consisted of borrowings under lines of credit and notes to banks. Average interest rates ranged from 6% to 8.9% at December 31, 1996.

     At December 31, 1996, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $78,000,000. Some of these lines contain restrictions regarding the amount available for short-term borrowings or the issuance of letters of credit. At December 31, 1996 approximately $44,000,000 was available for additional short-term borrowings.

Note 6 - Long-Term Debt

                                                                                  December 31,       September 30,
                                                                                     1996                1996
                                                                                  -----------        ------------
                                                                                          (in thousands)
Revolving credit facility (secured by Bettis' U.S. assets and stock of its  foreign  subsidiaries);  interest  at  prime  rate  (8.25%  at
     December  31,  1996  and  September  30,  1996);  interest  payable
     quarterly; principal due April 30, 1998    . . . . . . . . . . . .            $ 21,100            $ 22,100
Payable  to  four  insurance companies (unsecured); 11.5%; principal payable  in  annual installments  of  $2,857,140;  interest payable
     semi-annually  . . . . . . . . . . . . . . . . . . . . . . . . .                 5,715               8,572
Note payable  to bank (secured by  Bettis' U.S. assets and  stock of its
     foreign  subsidiaries);  5.95%;   principal  payable  in  quarterly
     installments of  $500,000; interest payable quarterly  . . . . .                 5,000               5,500
Term loan to bank (secured by assets of Bettis' Canadian operation);
     interest at  the Canadian prime  rate (4.75% at  December 31,  1996 and 6.5%  at September  30, 1996);  principal and  interest payable
     monthly; payable through August 31, 2001   . . . . . . . . . . .                 1,733               1,835
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . .                 2,056               2,098
Miscellaneous obligations   . . . . . . . . . . . . . . . . . . . . .                   181                 184
                                                                                   --------            --------
     Total obligations  . . . . . . . . . . . . . . . . . . . . . . .                35,785              40,289
Less portion due within one year  . . . . . . . . . . . . . . . . . .                 5,552               5,587
                                                                                   --------            --------
     Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . .              $ 30,233            $ 34,702
                                                                                   ========            ========

         The terms of certain financing agreements contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures and various financial ratios, including debt to equity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended December 31, 1996 vs. Quarter Ended December 31, 1995

         On December 12, 1996, the Board of Directors of the Company approved a change in the fiscal year to December 31 from September 30. This Transition Report on Form 10-Q is filed for the three-month transition period. Additionally, the reported results have been restated to include Bettis which merged with a Daniel subsidiary in December 1996 in a transaction accounted for as a pooling of interests.

         The Company recorded pretax charges in the three months ended December 31, 1996 of $16,663,000 resulting in a net loss of $17,944,000, $1.05 per share, for the quarter compared to net income of $2,810,000, $.17 per share, for the same period in 1995. Unusual charges recorded in the current period consist of the following:

                                                                               (in thousands)
Downsizing of the Company's German operations . . . . . . . . . . . . .         $  5,100
Expenses incurred in connection with the Bettis merger  . . . . . . . .            3,663
Re-organization costs, primarily severance  . . . . . . . . . . . . . .            3,000
Writedowns of long-lived assets . . . . . . . . . . . . . . . . . . . .            2,600
Losses arising from the sale of product lines . . . . . . . . . . . . .            2,300
                                                                                --------
     Total unusual charges  . . . . . . . . . . . . . . . . . . . . . .         $ 16,663
                                                                                ========

         The unusual charges are a result of the Company's ongoing strategic evaluation. The downsizing of the German operations resulted in charges for asset impairments, inventory valuation adjustments and severance accruals. Although not a part of the above total of unusual charges, the evaluations above have resulted in the establishment of a deferred tax valuation allowance of approximately $1,500,000 relative to the utilization of the German net operating loss carryforward.

         In addition to the German downsizing, during the period the Company committed to disposing of certain insignificant, non-strategic product lines, determined that certain long-lived assets were impaired, and provided accruals for the severance costs of certain employees.

         Revenues for the three months ended December 31, 1996 were $53,975,000, compared to $54,188,000 for the same period in 1995. Revenues from businesses acquired by both Daniel and Bettis in 1996 of $8,133,000 were offset by a decline in revenues from sales of valve products due to the timing of orders and inclusion in the prior year of revenues aggregating $4,815,000 from divested operations.

         Gross margin for the three months ended December 31, 1996 declined to 33% of revenues compared to 37% in the prior period. The decline was due primarily to a change in the product mix of actuators sold.

         Selling and administrative ("S&A") expenses increased $3,314,000 to $18,386,000 in the current period due primarily to S&A expenses of companies acquired in 1996. Research and development expenses increased $560,000 representing increased expenditures on certain electronic development projects.

         In the three months ended December 31, 1995, the Company sold a non-manufacturing property in Germany resulting in a pretax gain of $1,185,000.

         Interest expense increased $416,000 due primarily to increased borrowings which were used to fund acquisitions by both Daniel and Bettis in 1996.

         The effective tax rate in the current period is different from the U.S. statutory rate due primarily to losses of the German operations for which no tax benefits are currently recognizable and the non-deductibility of certain expenses associated with the Bettis merger.

                        Liquidity and Capital Resources

         The primary sources of the Company's liquidity for the quarter ended December 31, 1996 were internally generated funds and proceeds from sales of assets. These funds were used primarily for capital expenditures, payments on short-term and long-term debt and the payment of dividends.

         Working capital decreased $17,402,000 from September 30, 1996 to $54,372,000 at December 31, 1996 due primarily to (1) writedowns of inventories associated with the planned sales of product lines; (2) increased accrued expenses associated with the cash portion of the unusual charges expected to be paid in 1997 and (3) decreased receivables due to lower sales volume in the quarter ended December 31, 1996 compared to the quarter ended September 30, 1996. Daniel considers its financial position to be strong with a current ratio as of December 31, 1996 of 1.7 to 1.0. Working capital at December 31, 1996 included $60,813,000 in inventory and deferred tax assets, which are not as liquid as other current assets.

         At December 31, 1996, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $78,000,000. Some of these lines contain restrictions regarding the amount available for short-term borrowings or the issuance of letters of credit. At December 31, 1996 approximately $44,000,000 was available for short-term borrowings.

         Capital expenditures for the quarter ended December 31, 1996 were $3,107,000. The Company continues to seek acquisitions that would build upon its expertise in the manufacture and sale of fluid measurement, flow control, actuation and analytical products and services.

         The Company believes that its working capital, cash generated from operations and amounts available under its short-term lines of credit will be adequate to meet its operating needs for the foreseeable future.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At a special meeting of stockholders held on December 12, 1996 the following proposals were approved:

                                                                                                      Broker
                                                         For             Against       Abstain       Non-Votes
                                                         ---             -------       -------       ---------
1.   Approval of the Agreement and Plan of
     Merger involving Bettis  . . . . . . .            9,065,854          495,478       30,692        214,466

2.   Approval of an amendment to the Company's
     Certificate of Incorporation to increase
     the number of authorized shares of common
     stock from 20,000,000 to 40,000,000  .            8,751,777        1,012,824       41,889              0

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 *10.1    - Amendment to the Company's 1995 Non-Employee
                               Directors' Stock Option Plan
                  10.2    - Amended and Restated Credit Agreement between Bank
                               One, Texas N.A. and Bettis Corporation dated July 8, 1996, filed as Exhibit 10.4 To Bettis Corporation's, Commission File Number 0-23568, Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and hereby incorporated by reference herein.
                  27       - Financial Data Schedule

-----------
*Management contract or compensatory plan or arrangement.


         (b) During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K dated December 12, 1996, which described the Bettis merger, the increase in the number of authorized shares of common stock and the change in fiscal year.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 DANIEL INDUSTRIES, INC.
                                             -------------------------------
                                                     (Registrant)





Date:    February 13, 1997                   By:/s/ James M. Tidwell
       ---------------------                    ----------------------------
                                                Executive Vice President and
                                                Chief Financial Officer

                     INDEX TO EXHIBITS


        Exhibit
          No.                   Description
        -------                 -----------

         10.1     - Amendment to the Company's 1995 Non-Employee
                       Directors' Stock Option Plan
         10.2     - Amended and Restated Credit Agreement between Bank
                       One, Texas N.A. and Bettis Corporation dated July 8, 1996, filed as Exhibit 10.4 To Bettis Corporation's, Commission File Number 0-23568, Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and hereby incorporated by reference herein.
         27       - Financial Data Schedule