Form 10-Q
period 1997-03-31
DANIEL INDUSTRIES INC
filed 1997-05-13
CIK 26821

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 1997
                               ------------------------------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO
                               ---------------------    ----------------------

Commission File Number        1-6098
                       --------------------

                             DANIEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                              74-1547355
---------------------------------------------              ------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer Identification No.)
  or organization)

                   9753 Pine Lake Drive, Houston, Texas  77055
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

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

         On May 7, 1997, there were outstanding 17,090,030 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share data)
                                  (Unaudited)

                                                                                            March 31,      December 31,
                                                                                              1997            1996
                                                                                           ----------      ----------
                                                          ASSETS

Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .             $  3,536        $  5,423
     Receivables, net of reserve of $1,252 . . . . . . . . . . . . . . . . . . .               51,187          50,588
     Costs and estimated earnings in excess of billings on uncompleted
         contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,751           3,671
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               51,701          52,006
     Deferred taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . .                8,387           8,807
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,704           6,618
                                                                                             --------        --------
            Total current assets . . . . . . . . . . . . . . . . . . . . . . . .              126,266         127,113
     Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . .               73,252          75,555
     Intangibles and other assets  . . . . . . . . . . . . . . . . . . . . . . .               30,101          30,907
                                                                                             --------        --------
                                                                                             $229,619        $233,575
                                                                                             ========        ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 24,871        $ 18,287
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . .                5,478           5,552
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               15,365          18,311
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               27,180          30,591
                                                                                             --------        --------
            Total current liabilities. . . . . . . . . . . . . . . . . . . . . .               72,894          72,741
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               28,431          30,233
     Deferred taxes on income. . . . . . . . . . . . . . . . . . . . . . . . . .                8,611           8,789
                                                                                             --------        --------
            Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .              109,936         111,763
                                                                                             --------        --------
     Stockholders' equity:
     Preferred stock, $1.00 par value, 1,000 shares authorized, 150 shares designated as Series A junior participating preferred stock, no shares issued or outstanding. . . . . . . . . . . . . . . . . . . . . .
     Common stock, $1.25 par value, 40,000 shares authorized, 17,090 and
         17,064 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . .               21,363          21,330
     Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . .               90,970          90,732
     Translation component . . . . . . . . . . . . . . . . . . . . . . . . . . .               (4,322)         (2,006)
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11,672          11,756
                                                                                             --------        --------
            Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .              119,683         121,812
                                                                                             --------        --------
                                                                                             $229,619        $233,575
                                                                                             ========        ========

    See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                  (Unaudited)

                                                                                                Quarter Ended March 31,
                                                                                          -----------------------------
                                                                                              1997              1996
                                                                                          ----------        ----------
  Revenues. . . . . . . .  . . . . . . . . . . . . . . . . .  . . . . . . . . . .            $59,338           $55,822
                                                                                             -------           -------
  Costs, expenses and other income:
       Cost of sales. . . . . . . . . . . .  . . . . . . . . . . . . . . .  . . .             38,111            35,573
       Selling, engineering and administrative expenses. . . . . . . .  . . . . .             18,122            14,975
       Research and development expenses. .  . . . . . . . . . . .  . . . . . . .                892               348
       Gain on divestitures of assets. . . . . . . . . . . . . . . .  . . . . . .                               (1,499)
       Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,076               685
                                                                                             -------           -------
              Total costs, expenses and other income.  . . . . . . . . . . . . . .            58,201            50,082
                                                                                             -------           -------
  Income before income tax  expense. . . . . . . . . . . . .  . . . . . . . . . .              1,137             5,740

  Income tax expense. . . . . . . .  . . . . . . . . . . . . . . .  . . . . . . .                453             2,362
                                                                                             -------           -------
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .            $   684           $ 3,378
                                                                                             =======           =======
  Earnings per common share. . . . . . . .  . . . . . . . . . . . . . . . . . . .            $   .04           $   .20
                                                                                             =======           =======
  Cash dividends per common share. . . . . . . . . . . . . . . . . . .  . . . . .            $  .045           $  .032
                                                                                             =======           =======
  Average number of  shares outstanding. . . . . . . . . . .  . . . . . . . . . .             17,081            17,009
                                                                                             =======           =======

    See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)
                                 (in thousands)
                                  (Unaudited)

                                                                                             Quarter Ended March 31,
                                                                                          --------------------------
                                                                                           1997              1996
                                                                                          --------        ----------
  Cash flows from operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  684           $3,378
         Adjustments to reconcile net income to net cash used in
           operating activities:
               Depreciation and  amortization . . . . . . . . .  . . . . . . .              2,367            2,241
               Changes in operating assets and liabilities . . . . . . . . . .             (7,472)         (10,231)
                                                                                           ------           ------
  Net cash used in operating activities  . . . . . . . . . . . . . . . . . . .             (4,421)          (4,612)
                                                                                           ------           ------
  Cash flows from investing activities:
     Acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              (2,733)
     Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,819)          (1,685)
     Proceeds from sales  of assets . . . . . . . . . . . . . .  . . . . . . .                452            3,077
                                                                                           ------           ------
  Net cash used in investing activities  . . . . . . . . . . . . . . . . . . .             (1,367)          (1,341)
                                                                                           ------           ------
  Cash flows from financing activities:
     Net borrowings under notes payable  . . . . . . . . . . . . . . . . . . .              6,584            3,535
     Net borrowings (payments) on long-term debt . . . . . . . . . . . . . . .             (1,876)           1,234
     Cash dividends paid  . . . . . . . . . . . . . . . . . . . . .  . . . . .               (768)            (545)
     Activity under  stock option plans. . . . . . . . . . . . . . . . . . . .                161              276
                                                                                           ------           ------
  Net cash provided by financing activities  . . . . . . . . . . . . . . . . .              4,101            4,500
                                                                                           ------           ------
  Effect of exchange rate changes on cash . . .  . . . . . . . . . . . . . . .               (200)              20
                                                                                           ------           ------
  Decrease in cash and cash equivalents  . . . . . . . . . . . . . . . . . . .             (1,887)          (1,433)

  Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .              5,423            6,806
                                                                                           ------           ------
  Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .             $3,536           $5,373
                                                                                           ======           ======



    See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - General

         The foregoing financial statements have been prepared from the books and records of Daniel Industries, Inc. ("Daniel" or the "Company") without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented, are reflected in the financial statements.

         These condensed statements should be read in conjunction with the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and the Transition Report on Form 10-Q filed for the three-month transition period ended December 31, 1996. As noted in that transition report, (1) on December 12, 1996, the Company completed a merger with Bettis Corporation, accounted for as a pooling of interests, and accordingly, the Company's financial statements have been restated to include the operations of Bettis for all periods presented, and (2) the Company's year end has been changed to December 31 from September 30.

         The Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" for its year ending December 31, 1997. The Company does not intend to elect expense recognition for stock options and, therefore, implementation will not materially affect its financial statements.

Note 2 - Earnings per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("EPS") which requires a calculation of basic and fully diluted EPS. The statement is effective for periods ending after December 15, 1997, which is the Company's fourth quarter of 1997, with early adoption prohibited and restatement of prior EPS amounts required. The Company does not expect adoption to materially affect its EPS amounts because of the Company's simple capital structure and the immaterial effect of common stock equivalents.

         EPS for the quarters ended March 31, 1997 and March 31, 1996 are calculated as primary EPS (net income divided by weighted average shares outstanding including common stock equivalents).

Note 3 - Divestitures

         As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, the Company sold in March 1996, a non-manufacturing property in Germany for a pretax gain of $1,499,000.

Note 4 - Inventories

                                                                                 March 31,        December 31,
                                                                                   1997               1996
                                                                                  --------        ----------
                                                                                        (in thousands)
 Raw materials. . . . . . . . . . . . . . . . . . . . . . . . .  . . .            $25,829            $26,036
 Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,260             12,809
 Finished goods . . . . . . . . . . . .  . . . . . . . . . . . . . . .             19,241             19,803
                                                                                 --------           --------
     Inventories before LIFO reserve. . . . . . .  . . . . . . .  . . .            58,330             58,648
 Less LIFO reserve . . . . . . . . . . . . . . . . . . . . . . . . . .              6,629              6,642
                                                                                ---------          ---------
     Total inventories. . . . . . .  . . . . . . . .  . . . . . . . . .           $51,701            $52,006
                                                                                  =======            =======

Note 5 - Notes Payable

    Notes payable at March 31, 1997 and December 31, 1996 of $24,871,000 and $18,287,000, consisted of borrowings under lines of credit and notes to banks. Interest rates ranged from 4.8% to 8.6% at March 31, 1997.

    At March 31, 1997, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $78,000,000. Some of these lines contain restrictions regarding the amount available for short-term borrowings or issuance of letters of credit. At March 31, 1997 approximately $36,000,000 was available for additional short-term borrowings.

Note 6 - Long-Term Debt

                                                                                  March 31,          December 31,
                                                                                   1997                 1996
                                                                                 ----------          ------------
                                                                                          (in thousands)
 Revolving credit facility (secured by  Bettis' U.S. assets);
      interest at prime rate (8.50% at March 31, 1997 and 8.25% at
      December 31, 1996); interest payable quarterly; principal due
      April 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . .             $20,100            $21,100
 Payable to four insurance companies (unsecured); 11.5%;
      principal payable in annual installments of $2,857,140; interest
      payable semi-annually. . . . . . . . . . . . . . . . . . . . . .               5,715              5,715
 Note payable to bank (secured by Bettis' U.S. assets); 5.95%;
      principal payable in quarterly installments of $500,000;
      interest payable quarterly . . . . . . . . . . . . . . . . . . .               4,500              5,000
 Term loan to bank (secured by Bettis' Canadian assets);
      interest at the Canadian prime rate (4.75% at March 31, 1997 and
      December 31, 1996); principal and interest payable monthly;
      payable through August 31, 2001. . . . . . . . . . . . . . . . .               1,625              1,733
 Capital lease obligations. . . . . . . . . . . . . . . . . . .  . . .               1,819              2,056
 Miscellaneous obligations . . . . . . . . . . . . . . . . . . . . . .                 150                181
                                                                                ----------         ----------
      Total obligations. . . . . . . . . . . . . . . . . . . . . . . .              33,909             35,785
 Less portion due within one year. . . . . . . . . . . . . . . . . . .               5,478              5,552
                                                                                 ---------          ---------
      Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .             $28,431            $30,233
                                                                                   =======            =======

         The terms of certain financing agreements contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures and various financial ratios, including debt to equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 vs. Quarter Ended March 31, 1996

        Revenues for the quarter ended March 31, 1997 were $59,338,000 compared to $55,822,000 for the same period in 1996. The increase is due primarily to revenues from measurement and actuator businesses acquired in 1996 of approximately $7,500,000 partially offset by a decline in revenues from sales of valve products. The Company's backlog at March 31, 1997 was $71,000,000, an increase of 14% from the backlog balance at December 31, 1996, resulting from improved demand for the Company's measurement and actuator products.

        The gross profit margin for the quarter ended March 31, 1997 remained constant at 36% of revenues. Improved margins from sales of measurement products due to lower manufacturing costs were offset by decreased margins at the valve operations due to lower production levels and by decreased margins due to a change in the product mix of actuators sold.

        Selling, engineering and administrative ("SE&A") expenses increased $3,147,000 to $18,122,000 in the current period due primarily to SE&A expenses of companies acquired in 1996. Research and development expenses increased $544,000 to $892,000 in the current period representing increased expenditures on electronic development projects.

        Interest expense increased $391,000 to $1,076,000 in the current period due primarily to increased borrowings which were used to fund acquisitions in 1996.

        In the quarter ended March 31, 1996, the Company recorded a pretax gain of $1,499,000 on the sale of a non-manufacturing property in Germany.

                        Liquidity and Capital Resources

        The primary source of the Company's liquidity for the quarter ended March 31, 1997 was short-term borrowings. These funds were used primarily for capital expenditures, funding of operations, payments on short-term and long-term debt, payment of severance costs which were accrued at December 31, 1996, and for the payment of cash dividends.

        Working capital at March 31, 1997 of $53,372,000 remained essentially unchanged from the balance at December 31, 1996. Daniel considers its financial position to be strong with a current ratio at March 31, 1997 of 1.7 to 1.0. Working capital at March 31, 1997 included $60,088,000 in inventory and deferred tax assets, which are not as liquid as other current assets.

        At March 31, 1997, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $78,000,000. Some of these lines contain restrictions regarding the amount available for short-term borrowings or the issuance of letters of credit. At March 31, 1997, approximately $36,000,000 was available for additional short-term borrowings.

        Capital expenditures for the quarter ended March 31, 1997 were $1,819,000. The Company continues to seek acquisitions that would build upon its expertise in the manufacture and sale of fluid measurement, flow control, actuation and analytical products and services.

        The Company believes that its working capital, cash generated from operations and amounts available under its short-term lines of credit will be adequate to meet its operating needs for the foreseeable future.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                    27     -  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DANIEL INDUSTRIES, INC.
                                         (Registrant)





Date:  May 12, 1997                     By: /s/ James M. Tidwell
                                           ------------------------------
                                        Executive Vice President and
                                        Chief Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
 27                     -  Financial Data Schedule