Form 10-Q
period 1997-06-30
DANIEL INDUSTRIES INC
filed 1997-08-13
CIK 26821

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      JUNE 30, 1997
                               --------------------------------------------
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    --------------------

Commission File Number            1-6098
                       ----------------------------

                             DANIEL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      74-1547355
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                   9753 Pine Lake Drive, Houston, Texas  77055
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                 713-467-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X].      No _________.

         On August 8, 1997, there were outstanding 17,089,998 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share data)
                                  (Unaudited)

                                                                                             June 30,      December 31,
                                                                                               1997            1996
                                                                                             --------      -----------
                                                          ASSETS

Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .              $  4,807      $    5,423
     Receivables, net of reserve of $1,223 and $1,252 . . . . . . . . . . . . .                54,189          50,588
     Costs and  estimated  earnings in  excess of  billings on uncompleted
           contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 5,963           3,671
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                49,898          52,006
     Deferred taxes on income . . . . . . . . . . . . . . . . . . . . . . . . .                 5,935           8,807
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 9,484           6,618
                                                                                             --------        --------
           Total current assets . . . . . . . . . . . . . . . . . . . . . . . .               130,276         127,113
Property, plant and equipment, net. . . . . . . . . . . . . . . . . . . . . . .                71,098          75,555
Intangibles and other assets. . . . . . . . . . . . . . . . . . . . . . . . . .                28,846          30,907
                                                                                             --------        --------
                                                                                             $230,220        $233,575
                                                                                             ========        ========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 22,240        $ 18,287
     Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .                 5,456           5,552
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                19,396          18,311
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                24,436          30,591
                                                                                             --------        --------
            Total current liabilities . . . . . . . . . . . . . . . . . . . . .                71,528          72,741
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                29,172          30,233
Deferred taxes on income. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 8,393           8,789
                                                                                             --------        --------
            Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .               109,093         111,763
                                                                                             --------        --------

Stockholders' equity:
     Preferred  stock,  $1.00  par  value,  1,000  shares authorized, 150 shares designated as Series A junior participating preferred stock, no shares issued or outstanding . . . .  . . . . . . . . . .
     Common  stock,  $1.25  par  value, 40,000 shares authorized, 17,090
            and 17,064 shares issued. . . . . . . . . . . . . . . . . . . . . .                21,363          21,330
     Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . .                90,970          90,732
     Translation component. . . . . . . . . . . . . . . . . . . . . . . . . . .                (4,619)         (2,006)
     Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                13,413          11,756
                                                                                             --------        --------
            Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .               121,127         121,812
                                                                                             --------        --------
                                                                                             $230,220        $233,575
                                                                                             ========        ========


     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                  (Unaudited)

                                                       Quarter Ended                Six Months Ended
                                                          June 30,                      June 30,
                                                   --------------------         -----------------------


                                                     1997         1996            1997           1996
                                                   -------      -------         --------       --------
Revenues . . . . . . . . . . . . . . . . . . .     $67,229      $54,516         $126,136       $110,323
                                                   -------      -------         --------       --------
Costs, expenses and other income:
   Cost of sales . . . . . . . . . . . . . . .      42,896       34,631           81,007         70,204
   Selling, engineering  and  administrative
      expenses . . . . . . . . . . . . . . . .      18,417       14,395           36,424         29,209
   Research and development expenses . . . . .       1,032          547            2,039          1,056
   Interest & other expenses (income). . . . .         554          452            1,199           (377)
                                                   -------      -------         --------       --------
   Total costs, expenses  and other income . .      62,899       50,025          120,669        100,092
                                                   -------      -------         --------       --------
Income before income tax expense . . . . . . .       4,330        4,491            5,467         10,231

Income tax expense . . . . . . . . . . . . . .       1,819        1,467            2,272          3,829
                                                   -------      -------         --------       --------
Net income . . . . . . . . . . . . . . . . . .     $ 2,511      $ 3,024         $  3,195       $  6,402
                                                   =======      =======         ========       ========
Earnings per common share. . . . . . . . . . .     $   .15      $   .18         $    .19       $    .38
                                                   =======      =======         ========       ========
Cash dividends per common share. . . . . . . .     $  .045      $  .032         $   .090       $   .064
                                                   =======      =======         ========       ========
Average number of shares outstanding . . . . .      17,090       17,035           17,085         17,022
                                                   =======      =======         ========       ========


     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)
                                 (in thousands)
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                         ----------------------
                                                                                          1997            1996
                                                                                         ------         -------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $3,195         $ 6,402
       Adjustments to  reconcile net income to  net cash used in
       operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . .                 5,028           4,555
          Changes in operating assets and liabilities . . . . . . . . . .                (6,563)        (14,584)
                                                                                         ------         -------
Net cash provided by (used in) operating activities . . . . . . . . . . .                 1,660          (3,627)
                                                                                         ------         -------

Cash flows from investing activities:
   Acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -          (19,134)
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .                (4,067)         (3,746)
   Proceeds from sales of assets. . . . . . . . . . . . . . . . . . . . .                 2,772           6,103
                                                                                         ------         -------
Net cash used in investing activities . . . . . . . . . . . . . . . . . .                (1,295)        (16,777)
                                                                                         ------         -------
Cash flows from financing activities:
   Net borrowings under notes payable . . . . . . . . . . . . . . . . . .                 1,630          16,284
   Net borrowings (payments) on long-term debt. . . . . . . . . . . . . .                (1,157)          6,927
   Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . .                (1,538)         (1,090)
   Activity under stock option plans. . . . . . . . . . . . . . . . . . .                   161             785
                                                                                         ------         -------
Net cash provided by (used in) financing activities . . . . . . . . . . .                  (904)         22,906
                                                                                         ------         -------
Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . .                   (77)              4
                                                                                         ------         -------
Increase (decrease) in cash and cash equivalents. . . . . . . . . . . . .                  (616)          2,506

Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .                 5,423           6,806
                                                                                         ------         -------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . .                $4,807         $ 9,312
                                                                                         ======         =======



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

         The Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" for its year ending December 31, 1997. The Company did not elect fair value expense recognition for stock options and, therefore, the implementation will not materially affect its financial statements.

Note 2 - Earnings per Share

         Earnings per share ("EPS") for the six-month and three-month periods ended June 30, 1997 and 1996 are calculated as primary EPS (net income divided by weighted average shares outstanding including common stock equivalents).

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which requires a calculation of basic and diluted EPS. The statement is effective for periods ending after December 15, 1997, which is the Company's fourth quarter of 1997, with early adoption prohibited and restatement of prior EPS amounts required. The Company does not expect adoption to materially affect its EPS amounts because of the Company's simple capital structure and the immaterial effect of common stock equivalents.

Note 3 - Divestitures

         As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, the Company sold in March 1996, a non-manufacturing property in Germany for a pretax gain of $1,499,000. The gain on the sale is reflected in the Consolidated Statement of Operations for the six months ended June 30, 1996 as interest and other expenses (income).

Note 4 - Inventories

                                                                                 June 30,        December 31,
                                                                                   1997              1996
                                                                                 --------        ------------
                                                                                        (in thousands)
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . .               $24,659           $26,036
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . .                15,018            12,809
Finished goods. . . . . . . . . . . . . . . . . . . . . . . . . . .                17,062            19,803
                                                                                  -------           -------
    Inventories before LIFO reserve . . . . . . . . . . . . . . . .                56,739            58,648
Less LIFO reserve . . . . . . . . . . . . . . . . . . . . . . . . .                 6,841             6,642
                                                                                  -------           -------
    Total inventories . . . . . . . . . . . . . . . . . . . . . . .               $49,898           $52,006
                                                                                  =======           =======

Note 5 - Notes Payable

    Notes payable at June 30, 1997 and December 31, 1996 of $22,240,000 and $18,287,000, consisted of borrowings under lines of credit and notes to banks. Interest rates ranged from 7.5% to 7.9% at June 30, 1997.

    At June 30, 1997, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $76,000,000. Some of these lines contain restrictions regarding the amount available for short-term borrowings or issuance of letters of credit. At June 30, 1997, approximately $43,000,000 was available for additional short-term borrowings.

Note 6 - Long-Term Debt

                                                                                 June 30,        December 31,
                                                                                   1997              1996
                                                                                 --------        ------------
                                                                                        (in thousands)
Revolving credit facility (secured by Bettis' U.S. assets);
     interest at prime rate (8.50% at June 30, 1997 and 8.25% at
     December 31, 1996); interest payable quarterly; principal due
     July 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $21,500            $21,100
Payable to four insurance companies (unsecured); 11.5%; principal payable in annual installments of $2,857; interest
     payable semi-annually . . . . . . . . . . . . . . . . . . . . . . . .          5,715              5,715
Note payable to bank (secured by Bettis' U.S. assets); 5.95%;
     principal payable in quarterly installments of $500; interest
     payable quarterly . . . . . . . . . . . . . . . . . . . . . . . . . .          4,000              5,000
Term loan from bank (secured by Bettis' Canadian assets);
     interest at the Canadian prime rate (4.75% at June 30, 1997 and
     December 31, 1996); principal and interest payable monthly;
     payable through August 31, 2001 . . . . . . . . . . . . . . . . . . .          1,539              1,733
Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . .          1,730              2,056
Miscellaneous obligations. . . . . . . . . . . . . . . . . . . . . . . . .            144                181
                                                                                  -------            -------
     Total obligations . . . . . . . . . . . . . . . . . . . . . . . . . .         34,628             35,785
Less portion due within one year . . . . . . . . . . . . . . . . . . . . .          5,456              5,552
                                                                                  -------            -------
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $29,172            $30,233
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

         Operational revenues for the six months ended June 30, 1997 were $126,136,000 compared to $110,323,000 for the same period in 1996. The increase is primarily due to incremental revenues from measurement and actuator businesses acquired in 1996 offset somewhat by a decline in revenues from the sales of valve products. The Company's backlog at June 30, 1997 was $79,466,000, an increase of 28% and 52% from the backlog balance as of December 31, 1996 and June 30, 1996, respectively, reflecting improved demand for the Company's measurement and actuator products.

         The gross profit margin for the six months ended June 30, 1997 remained steady at 36%. Margins on the sale of measurement products improved, actuator margins were flat and margins at the valve operations declined due to lower levels of production

         Selling, engineering, and administrative ("SE&A") expenses increased $7,215,000 to $36,424,000 in the current period largely due to SE&A expenses associated with the companies acquired in 1996. Included in SE&A expenses for the six months ended June 30, 1997 is a provision for $1,123,000 relating to anticipated costs associated with the Company's German subsidiary prior to the completion of its pending sale to a group including members of the subsidiary's management. Research and development expenses increased $983,000 to $2,039,000 in the current period largely due to the May 1996 acquisition of Spectra-Tek International Limited ("Spectra-Tek"), coupled with increased spending on electronic product development.

         Interest expense increased $761,000 to $2,216,000 in the current period primarily due to increased borrowings used to fund 1996 acquisitions.


Quarter Ended June 30, 1997 vs. Quarter Ended June 30, 1996

         Revenues from operations for the quarter ended June 30, 1997 were $67,229,000 compared to $54,516,000 for the same period in 1996. The increase is primarily due to incremental revenues from measurement and actuator businesses acquired in 1996, partially offset by a decline in revenues from the sale of valve products.

         The gross profit margin for the quarter remained constant when compared to the same period in 1996, at 36% of revenues. Although margins on revenues from measurement, control and valve operations were slightly down compared to the same period in 1996, these declines were offset by the increased margin on revenues from the sale of actuator products.

         Selling, engineering, and administrative expenses increased $4,022,000 to $18,417,000 in the current period primarily due to SE&A expenses of companies acquired in 1996. SE&A expenses during the quarter ended June 30, 1997 included a provision for $750,000 relating to anticipated costs associated with the Company's German subsidiary prior to the completion of its pending sale to a group including members of the subsidiary's management. Research and development expenses increased $485,000 to $1,032,000 in the current period due to the May 1996 Spectra-Tek acquisition and increased expenditures on electronic development projects.

         Interest expense increased $370,000 to $1,140,000 in the current period largely due to increased borrowings which were used to fund acquisitions in 1996.

         The effective tax rate for the current quarter was 42.0% compared to 32.7% for the same period last year. The increase in rates is largely attributable to the 1996 recognition of tax benefits resulting from management's review of the Company's tax contingencies.

                        Liquidity and Capital Resources

         The primary sources of the Company's liquidity for the six months ended June 30, 1997 were short-term borrowings, internally generated funds, and proceeds from the sales of assets. These funds were primarily used for capital expenditures, funding of operations, payments on long-term debt, payment of severance costs which were accrued at December 31, 1996, and for the payment of cash dividends.

         Working capital at June 30, 1997 of $58,748,000 reflects an increase of $4,376,000 from the balance at December 31, 1996. This increase is primarily due to the increase in accounts receivable associated with higher revenues realized this year. Daniel considers its financial position to be strong with a current ratio at June 30, 1997 of 1.8 to 1.0. Working capital at June 30, 1997 included $55,833,000 in inventory and deferred tax assets, which are not as liquid as other current assets.

         At June 30, 1997, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $76,000,000. Some of these lines contain restrictions regarding the amount available for short-term borrowings or the issuance of letters of credit. At June 30, 1997, approximately $43,000,000 was available for additional short-term borrowings.

         Capital expenditures for the quarter and six months ended June 30, 1997 were $2,248,000 and $4,067,000 respectively. The Company continues to seek acquisitions that would build upon its expertise in the manufacture and sale of fluid measurement, flow control, actuation and analytical products and services.

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

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    DANIEL INDUSTRIES, INC.
                                               --------------------------------
                                                         (Registrant)





Date: August 13, 1997                          By: /s/ James M. Tidwell
                                                   ----------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer



Date: August 13, 1997                          By: /s/ Wilfred M. Krenek
                                                   -----------------------------
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT                     DESCRIPTION
-------                     -----------
27                          Financial Data Schedule