Form 10-Q
period 1997-09-30
DANIEL INDUSTRIES INC
filed 1997-11-12
CIK 26821

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1997
                                -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                              --------------   -----------------

                         Commission File Number  1-6098
                                                ---------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

         On November 7, 1997, there were outstanding 17,250,431 shares of Common Stock, $1.25 par value, of the registrant.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share data)
                                  (Unaudited)

                                                                                 September 30,   December 31,
                                                                                     1997           1996
                                                                                  -----------    -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................................   $     6,881    $     5,423
   Receivables, net of reserve of $1,362 and $1,252 ...........................        60,683         50,588
   Costs and estimated earnings in excess of billings on
         uncompleted contracts ................................................         5,439          3,671
   Inventories ................................................................        47,543         52,006
   Deferred taxes on income ...................................................         6,108          8,807
   Other ......................................................................         8,002          6,618
                                                                                  -----------    -----------
        Total current assets ..................................................       134,656        127,113
Property, plant and equipment, net ............................................        72,011         75,555
Intangibles and other assets ..................................................        28,242         30,907
                                                                                  -----------    -----------
                                                                                  $   234,909    $   233,575
                                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable ..............................................................   $    21,762    $    18,287
   Current maturities of long-term debt .......................................         5,439          5,552
   Accounts payable ...........................................................        18,985         18,311
   Accrued expenses ...........................................................        27,939         30,591
                                                                                  -----------    -----------
        Total current liabilities .............................................        74,125         72,741
Long-term debt ................................................................        28,225         30,233
Deferred taxes on income ......................................................         8,670          8,789
                                                                                  -----------    -----------
            Total liabilities .................................................       111,020        111,763
                                                                                  -----------    -----------

Stockholders' equity:
     Preferred stock, $1.00 par value, 1,000 shares authorized, 150 shares designated as Series A junior participating preferred stock, no shares issued or outstanding
     Common stock, $1.25 par value, 40,000 shares authorized, .................        21,453         21,330
         17,162 and 17,064 shares issued ......................................        91,634         90,732
     Capital in excess of par value ...........................................        (5,440)        (2,006)
     Translation component ....................................................        16,242         11,756
                                                                                  -----------    -----------
     Retained earnings ........................................................       123,889        121,812
                                                                                  -----------    -----------
            Total stockholders' equity ........................................   $   234,909    $   233,575
                                                                                  ===========    ===========



     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                  (Unaudited)



                                                 Quarter Ended            Nine Months Ended
                                                  September 30,            September 30,
                                              ---------------------    ---------------------
                                                1997        1996         1997        1996
                                              ---------   ---------    ---------   ---------
Revenues ..................................   $  71,334   $  69,134    $ 197,470   $ 179,457
                                              ---------   ---------    ---------   ---------

Costs, expenses and other income:
   Cost of sales ..........................      44,688      44,801      125,695     115,005
   Selling, engineering and administrative
         expenses .........................      17,890      17,280       54,367      45,963
   Research and development expenses ......       1,593       1,005        3,632       2,061
   Unusual Items ..........................           0        (583)           0      (2,082)
   Interest and other expenses (income) ...         914         823        2,060       2,471
                                              ---------   ---------    ---------   ---------
  Total costs, expenses and other income ..      65,085      63,326      185,754     163,418
                                              ---------   ---------    ---------   ---------
Income before income tax expense ..........       6,249       5,808       11,716      16,039

Income tax expense ........................       2,649       2,341        4,921       6,170
                                              ---------   ---------    ---------   ---------


Net income ................................   $   3,600   $   3,467    $   6,795   $   9,869
                                              =========   =========    =========   =========

Earnings per common share .................   $     .21   $     .20    $     .40   $     .58
                                              =========   =========    =========   =========

Cash dividends per common share ...........   $    .045   $    .045    $    .135   $    .135
                                              =========   =========    =========   =========


Average number of shares outstanding ......      17,127      17,035       17,099      17,022
                                              =========   =========    =========   =========



     See accompanying NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)
                                 (in thousands)
                                  (Unaudited)




                                                                Nine Months Ended
                                                                 September 30,
                                                            ----------------------
                                                              1997         1996
                                                            ---------    ---------
Cash flows from operating activities:
  Net income ............................................   $   6,795    $   9,869
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization ......................       7,423        7,122
     Changes in operating assets and liabilities ........      (9,562)      (7,945)
                                                            ---------    ---------
Net cash provided by operating activities ...............       4,656        9,046
                                                            ---------    ---------

Cash flows from investing activities:
  Acquisitions ..........................................                  (32,528)
  Capital expenditures ..................................      (8,049)      (5,077)
  Proceeds from sales of assets .........................       6,694        7,823
                                                            ---------    ---------
Net cash used in investing activities ...................      (1,355)     (29,782)
                                                            ---------    ---------

Cash flows from financing activities:
  Net borrowings under notes payable ....................       1,152        5,989
  Net borrowings (payments) on long-term debt ...........      (2,121)      18,186
  Cash dividends paid ...................................      (2,309)      (1,637)
  Activity under stock option plans .....................         887           44
                                                            ---------    ---------
Net cash provided by (used in) financing activities .....      (2,391)      22,582
                                                            ---------    ---------

Effect of exchange rate changes on cash .................         548         (243)
                                                            ---------    ---------

Increase in cash and cash equivalents ...................       1,458        1,603
Cash and cash equivalents, beginning of period ..........       5,423        6,806
                                                            ---------    ---------
Cash and cash equivalents, end of period ................   $   6,881    $   8,409
                                                            =========    =========



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

         These condensed statements should be read in conjunction with the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and the Transition Report on Form 10-Q filed for the three-month transition period ended December 31, 1996. As noted in that transition report, (1) on December 12, 1996, the Company completed a merger with Bettis Corporation ("Bettis"), accounted for as a pooling of interests, and accordingly, the Company's financial statements have been restated to include the operations of Bettis for all periods presented, and (2) the Company's fiscal year has been changed to December 31 from September 30.

         The Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" for its year ending December 31, 1997. The Company did not elect fair value expense recognition for stock options and, therefore, implementation will not materially affect its financial statements.

Note 2 - Earnings per Share

         Earnings per share ("EPS") for the nine-month and three-month periods ended September 30, 1997 and 1996 are calculated as primary EPS (net income divided by weighted average shares outstanding including common stock equivalents).

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which requires a calculation of basic and diluted EPS. The statement is effective for periods ending after December 15, 1997, which is the Company's fourth quarter of 1997, with early adoption prohibited and restatement of prior EPS amounts required. The Company does not expect adoption to materially affect its EPS amounts because of the Company's simple capital structure and the immaterial effect of common stock equivalents.

Note 3 - Divestitures

         As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, the Company sold in March 1996, a non-manufacturing property in Germany for a pretax gain of $1,499,000 and in August 1996, the operating assets of the positive displacement meter product line for a pretax gain of $583,000.

Note 4 - Inventories

                                                      September 30, December 31,
                                                          1997        1996
                                                        ---------   ---------
                                                           (in thousands)
Raw materials .......................................   $  22,905   $  26,036
Work-in-process .....................................      14,809      12,809
Finished goods ......................................      16,904      19,803
                                                        ---------   ---------
  Inventories before LIFO reserve ...................      54,618      58,648
Less LIFO reserve ...................................       7,075       6,642
                                                        ---------   ---------
  Total inventories .................................   $  47,543   $  52,006
                                                        =========   =========


Note 5 - Notes Payable

     Notes payable at September 30, 1997 and December 31, 1996 of $21,762,000 and $18,287,000, respectively, consisted of borrowings under lines of credit and notes to banks. Interest rates ranged from 7.0% to 8.4% at September 30, 1997.

     At September 30, 1997, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $66,000,000. Some of these lines contain restrictions regarding the amount available for short-term borrowings or issuance of letters of credit. At September 30, 1997, approximately $35,600,000 was available for additional short-term borrowings.

Note 6 - Long-Term Debt

                                                                               September 30,  December 31,
                                                                                   1997           1996
                                                                               ------------   -----------
                                                                                    (in thousands)
Revolving credit facility (secured by Bettis' U.S. assets); interest at prime rate (8.50% at September 30, 1997 and 8.25% at December 31,
     1996); interest payable quarterly; principal due October 31, 1998 ........  $   21,200   $   21,100

Notes payable to four insurance companies (unsecured);
     11.5%; principal payable in annual installments
     of $2,857; interest payable semi-annually ................................       5,715        5,715

Note payable to bank (secured by Bettis' U.S.
     assets); 5.95%; principal payable in quarterly
     installments of $500; interest payable quarterly .........................       3,500        5,000

Term loan to bank (secured by Bettis' Canadian assets); interest at the
     Canadian prime rate (4.75% at September 30, 1997 and December 31, 1996);
     principal and interest payable monthly; payable through August 31, 2001..        1,448        1,733

Capital lease obligations ....................................................        1,677        2,056
Miscellaneous obligations ....................................................          124          181
                                                                                 ----------   ----------
         Total obligations ...................................................       33,664       35,785
Less portion due within one year .............................................        5,439        5,552
                                                                                 ----------   ----------
         Long-term debt ......................................................   $   28,225   $   30,233
                                                                                 ==========   ==========

         The terms of certain financing agreements contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures and various financial ratios, including debt to equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 vs. Nine Months Ended September
30, 1996

         Revenues for the nine months ended September 30, 1997 were $197,470,000 compared to $179,457,000 for the same period in 1996. The increase is primarily due to incremental revenues from measurement and actuator businesses acquired in 1996 partially offset by a decline in revenues from sales of valve products. The Company's backlog at September 30, 1997 was $77,849,000, an increase of 25% and 53% from the backlog balance at December 31, 1996 and September 30, 1996, respectively, reflecting improved demand for the Company's measurement and actuator products.

         The gross profit margin for the nine months ended September 30, 1997 remained constant at 36% of revenues. Improved margins from the increased sales of measurement products were offset by decreased margins at the valve operations due to lower production levels.

         Selling, engineering and administrative ("SE&A") expenses increased $8,404,000 to $54,367,000 in the current period largely due to SE&A expenses of companies acquired in 1996. Included in SE&A expenses for the nine months ended September 30, 1997 is a provision for $1,123,000 relating to anticipated costs associated with the Company's German subsidiary prior to the completion of its pending sale to a group including members of the subsidiary's management. Research and development expenses increased $1,571,000 to $3,632,000 in the current period largely due to the May 1996 acquisition of Spectra-Tek International Limited coupled with increased spending on electronic development projects.

         For the nine months ended September 30, 1996, the Company recorded pretax gains of $1,499,000 from the sale of a German facility and $583,000 from the sale of the assets of the Company's positive displacement meter product line.

         Interest and other expense (income) decreased by $411,000 in the nine months ended September 30, 1997 as compared to the same period in 1996. An increase in interest expense of $562,000 in the current period, due principally to borrowings used to fund 1996 acquisitions, was more than offset by an increase of $722,000 in interest income on previously discounted notes received upon the sale of the assets of the Company's fastener subsidiary in 1996 and other miscellaneous income.

         The effective tax rate for the nine months ended September 30, 1997 was 42.0% as compared to 38.5% for the same period in the prior year. The increase was due principally to foreign losses for which no tax benefit was allowed.

Quarter Ended September 30,1997 vs. Quarter Ended September 30, 1996

         Revenues for the quarter ended September 30, 1997 were $71,334,000 compared to $69,134,000 for the same period in 1996. The increase is due primarily to higher revenues from measurement and actuator businesses which were partially offset by a decline in revenues from sales of valve products.

         The gross profit margin for the quarter ended September 30, 1997 increased to 37% of revenues from 35% in the quarter ended September 30, 1996. Margins improved on sales of measurement products and valve actuators due principally to higher sales noted above.

         SE&A expenses increased $610,000 to $17,890,000 in the current period due primarily to SE&A expenses of companies acquired in 1996. Research and development expenses increased $588,000 to $1,593,000 in the current period representing increased expenditures on electronic development projects.

         In the quarter ended September 30, 1996, the Company recorded a pretax gain of $583,000 on the sale of the assets of the positive displacement meter product line.

         The effective tax rate for the current quarter was 42.4% compared to 40.3% for the same period last year. This increase was due principally to foreign losses for which no tax benefit was allowed.

                        Liquidity and Capital Resources

         The primary source of the Company's liquidity for the nine months ended September 30, 1997 was short-term borrowings, internally generated funds, and proceeds from the sale of assets. These funds were used primarily for capital expenditures, funding of operations, payments on short-term and long-term debt, payment of severance costs which were accrued at December 31, 1996, and for the payment of cash dividends.

         Working capital at September 30, 1997 of $60,531,000 reflects an increase of $6,159,000 from the balance at December 31, 1996. The increase is primarily due to the increase in accounts receivable associated with higher revenues realized this year. Daniel considers its financial position to be strong with a current ratio at September 30, 1997 of 1.8 to 1.0. Working capital at September 30, 1997 included $53,651,000 in inventory and deferred tax assets, which are not as liquid as other current assets.

         At September 30, 1997, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $66,000,000. Some of these lines contain restrictions regarding the amount available for short-term borrowings or the issuance of letters of credit. At September 30, 1997, approximately $35,600,000 was available under these lines for additional short-term borrowings.

         Capital expenditures for the quarter and nine months ended September 30, 1997 were $3,982,000 and $8,049,000, respectively. The Company continues to seek acquisitions that would build upon its expertise in the manufacture and sale of fluid measurement, flow control, actuation and analytical products and services.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

  3.1   By-laws of the Company, as amended through June 1, 1997.

 10.1   Daniel Industries, Inc. 1997 Stock Option Plan

 10.2   Daniel Industries, Inc. 1997 Non-Employee Director Stock Option Plan

*10.3 Employment Agreement dated as of June 17, 1997, between the Company and Thomas A. Newton, Jr.

*10.4 Stock Award Agreement dated as of June 17, 1997, between the Company and Thomas A. Newton, Jr.

*10.5 Change in Control Agreement dated as of June 17, 1997, between the Company and Thomas A. Newton, Jr.

*10.6 Change In Control Agreement dated as of June 17, 1997, between the Company and Ronald C. Lassiter.

*10.7 Form of Change in Control Agreement between the Company and each of Daniel J. Sarik, Katie-Pat Bowman, and Michael T. Atkins.

 27     Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.


*Management Contract or Compensatory Plan or Arrangement.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DANIEL INDUSTRIES, INC.
                                          ------------------------------------
                                                    (Registrant)






Date:  November 12, 1997                  By: /s/  James M. Tidwell
       -----------------                      --------------------------------
                                              Executive Vice President and
                                              Chief Financial Officer



Date:  November 12, 1997                 By: /s/  Wilfred M. Krenek
       -----------------                     --------------------------------
                                              Vice President and Controller
                                              (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
3.1     By-laws of the Company, as amended through June 1, 1997.

10.1    Daniel Industries, Inc. 1997 Stock Option Plan

10.2    Daniel Industries, Inc. 1997 Non-Employee Director Stock Option Plan

*10.3   Employment Agreement dated as of June 17, 1997, between the Company and
        Thomas A. Newton, Jr.

*10.4 Stock Award Agreement dated as of June 17, 1997, between the Company and Thomas A. Newton, Jr.

*10.5   Change in Control Agreement dated as of June 17, 1997, between the
        Company and Thomas A. Newton, Jr.

*10.6   Change In Control Agreement dated as of June 17, 1997, between the
        Company and Ronald C. Lassiter.

*10.7 Form of Change in Control Agreement between the Company and each of Daniel J. Sarik, Katie-Pat Bowman, and Michael T. Atkins.

27      Financial Data Schedule