Form 10-K
period 1997-12-31
DANIEL INDUSTRIES INC
filed 1998-03-27
CIK 26821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K
    (MARK ONE)

        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                         Commission File Number 1-6098

                            DANIEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                         74-1547355
                         --------                                                         ----------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)


                   9753 Pine Lake Drive, Houston, Texas 77055
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  713-467-6000
                                  ------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                                       Name of Each Exchange on Which Registered
        --------------                                       -----------------------------------------
        Common Stock, $1.25                                         New York Stock Exchange
        Rights to Purchase Preferred Shares                         New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 16, 1998, the aggregate market value of Common Stock, $1.25 par value, of the registrant held by non-affiliates of the registrant was approximately $305.9 million. As of that date, there were outstanding 17,353,419 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained under the headings "Election of Directors," "Executive Officers," "Executive Compensation," "Certain Relationships and Related Transactions," "Ownership of Common Stock" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Company's Annual Meeting of Stockholders to be held May 14, 1998, which Proxy Statement will be filed within 120 days of the end of the registrant's fiscal year.

                                   P A R T  I


ITEM 1.  BUSINESS

Background

         Daniel Industries, Inc. was incorporated in Delaware in 1988 as the successor to a business started in 1930. Unless the context indicates otherwise, references to "Daniel" or the "Company" refer to Daniel Industries, Inc., its subsidiaries and their predecessors.

         Daniel is engaged in providing products and services used primarily by producers, refiners and transporters of oil and natural gas. Daniel manufactures a variety of measurement devices including orifice, turbine and ultrasonic meters and a wide range of electronic instruments used in conjunction with flow measurement products. Daniel also designs, fabricates and assembles automated flow measurement systems to meet specific needs and applications. Daniel also manufactures and sells valves, primarily for pipeline use.

         As a result of the December 1996 acquisition of Bettis Corporation ("Bettis"), the Company also manufactures and sells valve actuators and control systems, which are used to remotely and automatically open and close quarter-turn and linear valves for any industry that uses pipes to transport liquids and gases in supply, manufacture or distribution operations.

         Also in December 1996, Daniel's Board of Directors approved a change in fiscal year-end from September 30 to December 31. The Company filed a Transition Report on Form 10-Q for the three month transition period ended December 31, 1996.

Products and Services

Measurement and Control

         Since its inception in 1930, Daniel has manufactured products that employ a method known as differential orifice measurement to measure fluids, primarily natural gas. These orifice measurement products cause a decline in pressure as fluid flows through the device. This decline in pressure is measured and utilized to determine rates of flow and accumulated volumes of fluid. In addition to the differential orifice measurement products, Daniel manufactures flow measurement products using turbines whose frequency of rotation indicates the rates of flow and accumulated volumes, and non-intrusive ultrasonic gas flow meters for custody transfer and bi-directional check metering.

         Daniel also manufactures a wide range of electronic instruments used in conjunction with flow measurement products. Daniel's electronic flow computers instantaneously compute and display the rate of flow and accumulated volumes of fluid. Daniel's chromatographs are used for hydrocarbon analysis involving measurement of natural gas to determine its BTU content and applications within the hydrocarbon processing industry. In addition, Daniel designs and manufactures electronic products for the automation of liquid petroleum loading facilities. The Company has developed several software programs and has an in-house programming capability to meet specific customer applications.

         Daniel designs, fabricates and assembles flow measurement systems, including specialized electronic and control systems for the automation of liquid petroleum product loading systems. Typically, a system is mounted on one or more skids for ease of installation and contains various mechanical equipment, electronic instrumentation, piping, supports and walkways. A system can be operated manually or it may be completely automated through the use of computers and other instrumentation supplied and programmed by Daniel. In the process of supplying a flow measurement system, Daniel first determines the total measurement requirements, and subsequently designs the system. Daniel then fabricates or supplies the various mechanical and electronic components of the system. Systems are assembled and tested at Daniel's Houston, Texas; Falkirk, Scotland; or Malton, England plants. Daniel also has the capability to supervise on-site installation and start-up operations of the system and to provide servicing subsequent to the installation.

         In competing for the sale of systems, Daniel may enter into contracts which provide for the completion of the systems at specified prices and in accordance with sometimes lengthy time schedules. These contracts may, therefore, involve risks as a result of unforeseen increases in the prices of raw materials and other costs. Daniel accounts for sales of systems using the percentage-of-completion method, which requires recognition of revenues and costs over the life of the contract, rather than solely at the time the contract is completed.

         Sales of all measurement products, electronic instruments and flow measurement systems worldwide contributed 53%, 50%, 52% and 60% of Daniel's revenues from core operations for the year ended December 31, 1997, the three month period ended December 31, 1996, and the years ended September 30, 1996 and 1995, respectively.

Actuation

         Daniel also manufactures and sells valve actuators and controls used to remotely and automatically open or close quarter-turn or linear valves. The market for valve actuators and controls includes any industry utilizing pipes to transport liquids or gases in supply, manufacture and distribution operations. For Daniel's customers, remote automatic operation of valves enhances environmental safety, reduces personnel requirements and provides an accurate, efficient and measurable means of controlling valve positioning in any application. Worldwide sales of valve actuators contributed 35%, 38%, 29% and 29% of Daniel's revenues from core operations for the year ended December 31, 1997, the three month period ended December 31, 1996, and the years ended September 30, 1996 and 1995, respectively.

Valves

         Daniel is also engaged in the manufacture of gate valves and repair of pipeline valves. The gate valves are fabricated from plate steel and also manufactured from castings. Daniel offers both slab and expanding gate valves with primary applications as pipeline block valves and for on/off service in liquid and gas systems. The cast steel gate valves are also used for geothermal wellhead and block valve service. In addition, Daniel manufactures surge relief and flow control valves for liquid and gas pipeline applications. Sales of all valve products worldwide contributed 12%, 12%, 19% and 11% of Daniel's revenues from core operations for the year ended December 31, 1997, the three month period ended December 31, 1996, and the years ended September 30, 1996 and 1995, respectively.

Distribution

         The geographic market for Daniel's products and systems is worldwide. Daniel has sales offices in: twelve United States cities; Calgary, Canada; Edmonton, Canada; Esjberg, Denmark; Villemomble, France; Fareham, England; Malton, England; Falkirk, Scotland; Rheinberg, Germany; New Bombai, India; Dubai, United Arab Emirates; Perth, Australia; Leiden, Holland; and Singapore. In addition, sales are made domestically and in certain foreign countries through a system of distributors and through sales representatives working on a commission basis. Sales are principally to integrated oil companies, gas pipeline companies and other concerns engaged in the production, transmission and marketing of oil and natural gas. However, Daniel's products and systems have also been utilized in the water handling, chemical, power generation, food and beverage, and pulp and paper industries.

Competition

         Management believes that, in terms of revenues, Daniel is the largest domestic producer of orifice measurement products used to measure natural gas flows in custody transfer and of large diameter pipeline gate valves. Since the merger with Bettis, management considers Daniel a major competitor in both the domestic and international markets for valve actuators. In addition, management believes that Daniel is a major international supplier of terminal automation equipment for terminal petroleum product truck loading and of flow measurement systems, which are used to measure crude oil flows. In general, Daniel has numerous competitors, none of which it considers to be dominant overall. The principal competitive factors affecting Daniel's business include, singularly or in various combinations, price, the ability to meet strict delivery requirements, design, service and efficiency.

Backlog

         At December 31, 1997 and 1996, and September 30, 1996, Daniel's backlog of orders was approximately $72,518,000, $62,041,000 and $51,021,000, respectively. Daniel anticipates that substantially all of the backlog at December 31, 1997, will be shipped prior to December 31, 1998.

Foreign Operations

         Approximately 22% of Daniel's revenues for the year ended December 31, 1997 were attributable to sales of flow measurement products and systems manufactured or assembled at Daniel's plants in the United Kingdom, France, Denmark or Germany. The sale of the Company's products and systems for installation or use outside the United States, inclusive of the operations in the United Kingdom, France, Denmark and Germany, contributed approximately 59%, 57%, 58%, and 58% of Daniel's consolidated revenues from core operations for the year ended December 31, 1997, the three month period ended December 31, 1996, and the years ended September 30, 1996 and 1995, respectively. Daniel's operations outside the United States are subject to the usual risks of such operations, including changes in governmental policies, currency transfer restrictions and devaluation. Daniel strives to minimize these risks through the use of letters of credit, United States dollar-denominated contracts and hedging of specific foreign currency commitments. Financial information about Daniel's foreign and domestic operations and export sales by geographic area is presented in Note 16 of Notes to Consolidated Financial Statements. Such information is incorporated by reference here.

Business Combination and Dispositions

         On December 12, 1996, Daniel completed a merger with Bettis under which Bettis stockholders received .58 of a share of Daniel common stock ("Common Stock") for each share of Bettis common stock for an aggregate of 4,920,392 shares of Common Stock. The transaction was accounted for as a pooling of interests and as such, Daniel's financial statements have been restated to include Bettis for all periods presented.

         During 1997, the Company sold certain non-core assets including its ball valve line, a linear actuator product line, a building owned by a subsidiary of Bettis and the stock of a German subsidiary. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customers

         Daniel's customers are primarily major and independent oil and gas companies, foreign national oil companies and others in the petroleum industry. Daniel occasionally enters into contracts to design and assemble one or more flow measurement systems for a single installation. While such systems can be of material importance to the results of operations for a particular fiscal period, Daniel is not dependent on a few customers on a continuing basis, and no single customer accounted for more than 10% of Daniel's total revenues in 1997.

Patents and Research

         The Company has followed a policy of seeking patent protection both inside and outside the United States for products and methods that appear to have commercial significance. The Company believes its patents and trademarks to be adequate for the conduct of its business, and while it regards patent and trademark protection as important to its business and future prospects, it considers its established reputation, the reliability of its products and the technical skills of its personnel to be more important.

         Daniel is engaged in research activities related to the development of new products as well as the improvement of existing products. The amounts expended for research and product development activities for the year ended December 31, 1997, the three month period ended December 31, 1996, and the years ended September 30, 1996 and 1995, were $5,221,000, $1,088,000, $2,583,000 and
$3,287,000, respectively.

Employees

         At December 31, 1997, Daniel employed approximately 1,800 people, none of whom are subject to a collective bargaining agreement. Daniel considers its employee relations to be satisfactory.

Environmental Compliance

         Compliance with existing governmental regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have, nor is it expected to have, a material effect on Daniel.

Other Business Conditions and Regulations

         Daniel's business is largely dependent, in the long-term, upon the level and nature of activity in the worldwide oil and natural gas industries. The level of such activity is influenced by numerous factors, including general economic conditions, the demand for oil and/or natural gas, development of alternative energy sources, taxation, price controls and other political and economic conditions.

         The business of Daniel is moderately seasonal to the extent that many of its products and systems are installed and its services provided out-of-doors. Consequently, sales attributable to these products and services tend to increase somewhat during the summer months when the weather is more favorable, and there are more daylight hours.

         For a discussion of working capital, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 2.  PROPERTIES

         The principal offices and manufacturing facilities of Daniel are as follows:

                                            Approx. Area
               Location                       (Sq. Ft.)       Tenure             Utilization
               --------                     -------------     ------             -----------

 Houston, Texas                                  695,000      Owned       Offices and manufacturing
 (includes corporate headquarters)

 Falkirk, Scotland                               258,000      Owned       Offices and manufacturing
 Waller, Texas                                   145,698      Owned       Offices and manufacturing
 Edmonton, Canada                                 94,000      Owned       Offices and manufacturing
 Mansfield, Ohio                                  79,854      Owned       Offices and manufacturing
 Fareham, England                                 70,257      Leased      Offices and manufacturing
 Santa Fe, Texas                                  28,000      Owned       Offices and manufacturing
 Cincinnati, Ohio                                 27,200      Leased      Offices and manufacturing
 Calgary, Canada                                  26,000      Leased      Offices and manufacturing
 Malton, England                                  25,550      Owned       Offices and manufacturing
 Villemomble, France                              19,874      Leased      Offices and manufacturing
 Pickering, England                               17,730      Leased      Offices and manufacturing
 Esjberg, Denmark                                  9,802      Leased      Offices and manufacturing

         Daniel believes that its manufacturing facilities will be suitable and adequate to meet production demands for the foreseeable future. In addition to its manufacturing plants, the Company leases sales offices for its operations in the United States and internationally.


ITEM 3.  LEGAL PROCEEDINGS

         Daniel is involved in various legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amounts of ultimate liability, if any, with respect to these actions will not materially affect the financial position or future results of operations of Daniel.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter during the quarter ended December 31, 1997 that was submitted to a vote of security holders.

                                   P A R T  II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Common Stock of Daniel is traded on the New York Stock Exchange ("NYSE") under the symbol DAN. At March 16, 1998, the approximate number of holders of record of shares of Common Stock was 2,450. The following table sets forth for the periods indicated (i) the high and low sale prices of a share of Common Stock as reported on the NYSE and (ii) the amount of cash dividends paid per share of Common Stock. Such dividends were declared and paid on a quarterly basis.


                                                                        Price of Common Stock
                                                                        ----------------------       Dividends
                                                                        High               Low         Paid
                                                                        ----               ---         ----
Fiscal 1997 Quarter Ended:
   March 31, 1997.............................................        $15 1/8            $11 1/2       $.045
   June 30, 1997..............................................         15 5/8             12 3/8        .045
   September 30, 1997.........................................         19 3/4             15 1/8        .045
   December 31, 1997..........................................         21 15/16           17 1/2        .045

Three Month Period Ended:
   December 31, 1996..........................................        $14 3/4            $12 5/8       $.045

Fiscal 1996 Quarter Ended:
   December 31, 1995..........................................        $15 1/8            $13           $.045
   March 31, 1996.............................................         15 3/8             12 1/2        .045
   June 30, 1996..............................................         16 5/8             13 3/8        .045
   September 30, 1996.........................................         14 7/8             12 3/4        .045


         Daniel is authorized by its Certificate of Incorporation to issue up to 1,000,000 shares of serial preferred stock, $1.00 par value, but no shares of serial preferred stock have been issued. Subject to the rights of holders of serial preferred stock, the holders of shares of Common Stock are entitled to receive dividends when and as declared by the Board of Directors.

         Daniel has paid cash dividends on the Common Stock during each year since 1948. Daniel's future dividend policy with respect to the Common Stock, including the frequency, type and amount of dividends, if any, will be determined by the Board of Directors in light of the Company's results of operations, cash flow and anticipated capital requirements, possible future issuances of serial preferred stock and any restrictions as to payment of dividends contained in the Company's debt agreements.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       Three Months
                                    Year                   Ended
                                    Ended               December 31,                          Year Ended September 30,
                                 December 31,     -----------------------    -------------------------------------------------------
                                    1997          1996             1995      1996 (a)         1995 (b)         1994 (b)     1993 (b)
                                    ----          ----             ----      --------         --------         --------     --------
                                                                 (in thousands, except per share data)

Revenues .....................    $ 268,861    $  53,764        $  54,154    $ 233,611       $ 223,428        $ 255,370    $ 232,132
Net income (loss) ............       10,574      (17,944)(c)        2,810       12,677(d)      (10,512)(e)        3,391        8,762
Total assets .................      233,954      233,575          205,534      248,769         210,344          231,962      217,346
Long-term debt ...............       37,283       30,233           15,613       34,702          18,470           24,096       15,213
Basic earnings (loss)
    per share ................          .62        (1.05)             .16          .74            (.62)             .20          .52
Diluted earnings (loss)
    per share ................          .61        (1.05)             .16          .73            (.62)             .20          .52
Cash dividends per
     share ...................          .18         .045             .045          .18             .18              .18          .18
Average shares
     outstanding .............       17,146       17,061           17,002       17,027          16,966           16,949       16,909
Average diluted shares
     outstanding .............       17,483       17,249           17,154       17,281          17,121           16,981       16,927


(a) Includes Bettis' results for the nine months ended September 30, 1996 and three months ended December 31, 1995.

(b) Reflects consolidated results of Daniel's years ended September 30 with Bettis' years ended December 31. See Note 1 of Notes to Consolidated Financial Statements.

(c) Net loss for the period was adversely affected by $16,663 in restructuring and other charges. See Note 2 of Notes to Consolidated Financial Statements.

(d) Net income for the year was positively affected by $3,267 in gains on sales of non-core assets. See Note 3 of Notes to Consolidated Financial Statements.

(e) Net loss for the year was adversely affected by $16,115 in restructuring and inventory write-downs and by $11,958 in losses on divestitures of non-core assets. See Notes 2 and 3 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Overview

         Daniel designs and manufactures flow control and measurement products and systems which are primarily used by both domestic and international producers, refiners and transporters of oil and natural gas.

         On December 12, 1996, Daniel completed a merger with Bettis under which Bettis stockholders received .58 of a share of Common Stock for each share of Bettis common stock for an aggregate of 4,920,392 shares of Common Stock. The transaction was accounted for as a pooling of interests and as such, Daniel's financial statements have been restated to include Bettis for all periods presented.

         On December 12, 1996, the Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31. The change in fiscal year resulted in a transition period from October 1, 1996 through December 31, 1996. Results of operations for the three month period are presented in the Consolidated Financial Statements included in this Annual Report.

Year Ended December 31, 1997 versus Year Ended September 30, 1996

         Daniel's consolidated revenues increased 15.1% during the year ended December 31, 1997 when compared to the fiscal year ended September 30, 1996. The increase is due to a 41.4% increase in net revenues from the sale of valve actuators and controls and a 21.1% increase from the sale of flow measurement and control products and services. These increases in revenues were partially offset by decreased revenues attributable to the absence of large orders for slab gate valves which contributed to the valve operation's strong performance in fiscal 1996.

         The gross margin percentage in 1997 was 36.7%, up slightly from 36.1% in fiscal 1996. The gross margin in 1997 was favorably affected by increased margins on the sale of flow measurement and control products, while the margins on the sale of valves and valve actuators were relatively flat from year to year.

         Selling, engineering and administrative expenses in 1997 were up 20.5% when compared to fiscal 1996 and increased as a percentage of sales from 26.0% to 27.2%. This increase was due largely to the expenses of companies acquired in 1996 being included for the full year. Research and development expenses increased from $2,583,000 to $5,221,000 primarily due to the May 1996 acquisition of Spectra-Tek International Limited, coupled with increased spending on electronic product development.

         During 1997, the Company sold certain non-core assets, a building owned by a subsidiary of Bettis and the stock in a German subsidiary with no significant gain or loss recognized. Certain of these assets had been written down in prior periods.

         The effective tax rate for the year ended December 31, 1997 was substantially unchanged at 39.5% compared to 39.3% for the fiscal year ended September 30, 1996.

Three Months Ended December 31, 1996 vs. Three Months Ended December 31, 1995

         The Company recorded pretax charges in the three months ended December 31, 1996 of $16,663,000 resulting in a net loss of $17,944,000 for the period compared to net income of $2,810,000 for the same period in 1995. Unusual charges recorded in the 1996 period consist of the following (in thousands):

          Downsizing of a German subsidiary.............................................             $  5,100
          Expenses incurred in connection with the Bettis merger........................                3,663
          Re-organization costs, largely severance......................................                3,000
          Write-downs of long-lived assets..............................................                2,600
          Losses arising from the sales of product lines................................                2,300
                                                                                                      -------
                Total ..................................................................              $16,663
                                                                                                      =======

         The unusual charges were a result of the Company's ongoing strategic evaluation. The downsizing of the German operations resulted in charges for asset impairments, inventory valuation adjustments and severance accruals. Although not a part of the above total of unusual charges, the evaluations above resulted in the establishment of a deferred tax valuation allowance of approximately $1,500,000 relative to the utilization of the German net operating loss carryforward.

         In addition to the German downsizing, during the period the Company committed to disposing of certain insignificant, non-strategic product lines, determined that certain long-lived assets were impaired, and provided accruals for the severance costs of certain employees.

         Revenues for the three months ended December 31, 1996 were $53,764,000, compared to $54,154,000 for the same period in 1995. Revenues from businesses acquired by both Daniel and Bettis in 1996 of $8,133,000 were more than offset by a decline in revenues from sales of valve products due to the timing of orders and by the inclusion in the prior year of revenues aggregating $4,815,000 from divested operations.

         The gross margin for the three months ended December 31, 1996 declined to 32.5% of revenues compared to 36.6% in the prior period. The decline was due primarily to a change in the product mix of actuators sold and, to a lessor extent the decrease in sales of valve products.

         Selling, engineering and administrative expenses increased by $3,288,000 to $18,033,000 in the 1996 period due primarily to expenses of companies acquired in 1996. Research and development expenses increased by $566,000 representing increased expenditures on certain electronic development projects.

         In the three months ended December 31, 1995, the Company sold a non-manufacturing property in Germany resulting in a pretax gain of $1,185,000.

         Interest expense increased $416,000 due primarily to increased borrowings which were used to fund acquisitions by both Daniel and Bettis in 1996.

         The effective tax rate in the 1996 period is different from the U.S. statutory rate due primarily to losses of the German operations for which no tax benefits were recognized and the non-deductibility of certain expenses associated with the Bettis merger.

Year Ended September 30, 1996 versus Year Ended  September 30, 1995

         Consolidated revenues increased $10,183,000 in fiscal 1996 compared to fiscal 1995. Excluding the revenues from divested operations of $4,815,000 and $32,359,000 in fiscal 1996 and 1995, respectively, revenues increased $37,727,000 from the prior year, as a result of increased sales of large diameter gate valves and valve actuators and controls.

         The gross profit margin for fiscal 1996 was 36.1% compared to 34.9% in 1995. Discounting the effect of divested operations in both periods and an inventory write-down charge recorded in fiscal 1995, there was a slight deterioration in margins. This decrease was due to a change in product mix towards sales of valve products, which historically have earned lower margins than Daniel's other products.

         Selling, engineering and administrative expenses were down 2.1% to $60,709,000 in fiscal 1996 when compared to 1995. The improvement in these expenses as a percentage of revenues was the result of revenues increasing at a higher rate than expenses.

         Research and development expenses decreased 21.4% to $2,583,000 in fiscal 1996 primarily due to completion of certain electronics projects.

         The effective tax rate in fiscal 1996 of approximately 39.3% was higher than the U.S. statutory rate largely due to losses in Germany, for which no tax benefits were recognized. In fiscal 1995, the Company realized a tax benefit of 27.8% due to the losses recognized on the restructuring and other charges and divestiture of assets.

         In fiscal 1996, Daniel sold certain non-manufacturing properties in Germany and a non-core product line resulting in pretax gains of $3,267,000 and, in fiscal 1995, recorded pretax losses aggregating $11,958,000 relating to the divestitures of non-core assets.

Impact of Inflation

         An effect of inflation is to increase the prices of labor and raw materials used to manufacture Daniel's products, which may require periodic increases in the prices for the products to maintain gross profit margins. Management does not consider Daniel to have any unique difficulty in managing the effects of inflation on its business.

                         LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of Daniel's liquidity during the year ended December 31, 1997 were internally generated funds, cash available at the beginning of the year, borrowings and the proceeds from the divestitures of assets (See Note 3 of Notes to Consolidated Financial Statements). These funds were used primarily for capital expenditures, payments of dividends and payments on long-term and short-term debt.

         At December 31, 1997, working capital increased by $22,678,000 to $77,050,000 primarily due to an increase in receivables resulting from increased sales volume in the three months ended December 31, 1997 compared to the three months ended December 31, 1996. A decrease in short-term notes payable resulting from the refinancing of certain notes outstanding as of December 31, 1996 also contributed to the increase in working capital from December 31, 1996 to December 31, 1997. Daniel considers its financial position to be strong with a current ratio of 2.3 to 1.0. Working capital at December 31, 1997 included $55,645,000 in inventories and deferred tax assets, which are not as liquid as other current assets.

         In November 1997, Daniel entered into a credit agreement with a group of four banks, which provided for a $30,000,000 term loan and a $40,000,000 revolving credit facility. The proceeds of the term loan were used to refinance the L.8,400,000 (approximately $13,000,000) note originally utilized in the acquisition of Spectra-Tek in May 1996, as well as Bettis' term loan and a portion of Bettis' revolving loan. Borrowings of $7,000,000 under the revolving credit facility were used to refinance the balance of Bettis' revolving loan. The remainder of the revolving credit facility is available for general corporate purposes including the issuance of letters of credit.

         The term loan had an outstanding balance of $28,929,000 at December 31, 1997, and matures on April 30, 2004. Principal in the amount of $1,071,428 is payable quarterly. Also at December 31, 1997, there were loans outstanding totaling $10,000,000 under the revolving credit facility. The revolving credit facility matures on April 30, 2000.

         Interest rates on the term loan and on the revolving credit facility are, at Daniel's option, LIBOR plus a margin ranging from 0.5% to 1.0%, depending upon Daniel's ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or a base rate which approximates the prime rate. The margin is adjusted no later than 60 days after the end of each quarter and 95 days after the end of each fiscal year. Interest is due on the last day of each calendar quarter for base rate loans and at the end of one, two or three months for LIBOR loans depending on the interest period selected which also includes a six month option.

         At December 31, 1997, the interest rate on the revolving credit facility loans was 6.69%. By entering into a swap agreement, Daniel effectively fixed the rate of interest for the life of the term loan at 6.02% plus the margin described above. At December 31, 1997, the interest rate on the term loan was 6.77%.

         Daniel also pays a quarterly commitment fee of 3/16% per annum on the unused portion of the revolving credit facility plus a fee of 5/8% for letters of credit. The loans under the credit agreement are unsecured with a negative pledge on Daniel's assets and are guaranteed by Daniel's material domestic subsidiaries. The credit agreement contains financial covenants relating to, among other things, maximum capital expenditures, minimum tangible net worth, a minimum funded debt to earnings before interest, taxes, depreciation and amortization ratio and a minimum debt service coverage ratio. The credit agreement also contains covenants restricting, among other things, fundamental corporate changes, creation of liens, further indebtedness, sales of assets, redemptions of capital stock and certain investments.

         At December 31, 1997, Daniel had various committed and uncommitted short-term lines of credit aggregating approximately $38,400,000. These lines of credit are available for short-term borrowings or issuance of letters of credit. At December 31, 1997, borrowings under these lines were $8,000,000 with approximately $10,400,000 available for short-term borrowings.

         The Company believes that its working capital, cash generated from operations and amounts available under its lines of credit will be sufficient to meet its operating needs for the foreseeable future.

                                    YEAR 2000

         The "Year 2000" issue is the inability of computers and computing technology to recognize correctly the change in date from 1999 to 2000. The problem results from a long-standing practice by programmers to save memory space by denoting years using two digits instead of four. Systems that are not Year 2000 compliant may be unable to read dates correctly after the year 1999 and may return incorrect or unpredictable results. This could have a significant effect on the Company's business/financial systems as well as products and services if not corrected.

         Daniel recognizes that the Year 2000 issue creates a significant uncertainty to its business and that Year 2000 compliance to safeguard operations and minimize business disruption is a key business obligation.

         A program is underway in the Company to ensure that critical business systems, products and services both in the United States and internationally are Year 2000 compliant. The Company is also working with suppliers and customers with regard to Year 2000 compliance. The focus in 1998 will be on completing the detailed assessment of the extent of remedial action required and the design of solutions. The main focus in 1999 will be on testing and implementation of revised programs, products and services.

         The assessment of existing products and services is incomplete and the Company cannot as yet make a final conclusion as to whether all products and services will be Year 2000 compliant. The Company does believe, based on the assessments completed to date, that the critical Year 2000 problems can be corrected. The Company has not completed an estimate of the cost of addressing this issue but does not believe that the costs will be material. Costs incurred in connection with Year 2000 compliance will be treated as period costs and expensed as incurred.

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements required to be filed under this item are presented elsewhere in this report. Such financial statements are incorporated by reference under this Item 8. See the index to this information on page 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   P A R T III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 14, 1998 (the "Proxy Statement"), under the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated by reference here.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this item is set forth in the section entitled "Executive Compensation" in the Proxy Statement and is incorporated by reference here.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         Information required by this item is set forth in the section entitled "Ownership of Common Stock" in the Proxy Statement and is incorporated by reference here.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated by reference here.

                                   P A R T IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

         (a)      Documents Filed as a Part of this Report

                                                                                                               Page
                                                                                                               ----

                  1.   Financial Statements

                       Report of management...............................................................       20
                       Report of independent accountants..................................................       21-22
                       Consolidated balance sheet at December 31, 1997 and 1996,
                             and September 30, 1996.......................................................       23
                       Consolidated  statement of operations for the year ended
                             December 31, 1997, the three months ended December 31, 1996, and
                             the years ended September 30, 1996 and 1995..................................       24
                       Consolidated statement of stockholders' equity for the years ended September 30, 1995 and 1996, the three months ended
                             December 31, 1996, and the year ended December 31, 1997......................       25
                       Consolidated statement of cash flows for the year ended
                             December 31, 1997, the three months ended December 31, 1996,
                             and the years ended September 30, 1996 and 1995..............................       26
                       Notes to consolidated financial statements.........................................       27-46

                  2. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes listed above.

                  3.   Exhibits

                  Exhibit
                  Number                                             Description
                  -------                                            -----------

                  2.1      Plan and Agreement of Merger dated as of January 22,
                           1988, by and between Daniel Industries, Inc., a Texas corporation ("Daniel Texas"), and Daniel Industries,
                           Inc., a Delaware corporation (the "Company"), filed as Exhibit 2.1 to Daniel's Registration of Securities of Certain Successor Issuers on Form 8-B dated May 5,
                           1988 and incorporated by reference here.

                  2.2 Agreement and Plan of Merger dated September 17, 1996 by and among Daniel, Blue Acquisition, Inc., and Bettis Corporation, filed as Exhibit 2.1 to Daniel's
                           Registration Statement on Form S-4 (Reg. No.
                           333-14635) and incorporated by reference here.

                  3.1      Certificate of Incorporation of Daniel, filed as
                           Exhibit 3.1 to Daniel's Registration of Securities of
                           Certain Successor Issuers on Form 8-B dated May 5,
                           1988 and incorporated by reference here.

                  3.2 By-laws of Daniel, as amended through June 1, 1997, filed as Exhibit 3.1 to Daniel's Quarterly Report on
                           Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                  3.3      Certificate of Designation, Powers, Preferences and
                           Rights of Series A Junior Participating Preferred
                           Stock filed as Exhibit 3.3 to Daniel's Form 8 amending its Annual Report on Form 10-K for the year ended September 30, 1990 and incorporated by reference here.

                  4.1 Note Purchase Agreement dated as of December 5, 1988, between Daniel and The Variable Annuity Life
                           Insurance Company, The Mutual Benefit Life Insurance
                           Company, MONY Life Insurance Company of America and
                           MONY Legacy Life Insurance Company (including the form of Daniel's Senior Notes in the aggregate principal amount of $20,000,000) filed as Exhibit 4.3 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1988 and incorporated by reference here.

                  4.2      Rights Agreement dated as of May 31, 1990, between
                           Daniel and Wachovia Bank and Trust Company, N.A., as
                           Rights Agent, filed as Exhibit 1 to Daniel's
                           Registration of Certain Classes of Securities on Form
                           8-A filed June 5, 1990 and incorporated by reference here.

                  10.1* 1977 Stock Option Plan, as amended and restated on June 17, 1997.

                  10.2* 1981 Stock Option Plan, as amended and restated on December 31, 1986, filed as Exhibit 19.2 to Daniel
                           Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986 and incorporated by reference here.

                  10.3*    Form of Director's Stock Option Agreements dated
                           October 9, 1986, between Daniel Texas and the several non-employee directors, filed as Exhibit 19.1 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987 and incorporated by reference here.

                  10.4*    Form of Change in Control Agreement dated as of March
                           15, 1995, between Daniel and each of W. C. Clingman and M. R. Yellin, dated August 30, 1996 between
                           Daniel and J. M. Tidwell, dated February 6, 1997, between Daniel and each of W. T. Bratton and W.M.
                           Krenek, filed as Exhibit 10.4 to Daniel's Annual
                           Report on Form 10-K for the year ended September 30, 1995 and incorporated by reference here.

                  10.5* Consulting Agreement between Daniel and W. A. Griffin effective as of February 3, 1995, filed as Exhibit
                           10.7 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated by reference here.

                  10.6* Deferred Compensation Agreement dated March 6, 1996 between Daniel and Ronald C. Lassiter, filed as
                           Exhibit 10.10 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated by reference here.

                  10.7*    Employment Agreement dated July 30, 1996 between
                           Daniel and James M. Tidwell, filed as Exhibit 10.11 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated by reference here.

                  10.8* 1995 Non-Employee Directors' Stock Option Plan, as amended and restated on December 12, 1996, filed as
                           Exhibit 10.1 to Daniel's Quarterly Report on Form
                           10-Q for the quarter ended December 31, 1996 and incorporated by reference here.

                  10.9* Stock Award Plan dated as of December 8, 1995, filed as Exhibit 10.11 to Daniel's Quarterly Report on Form
                           10-Q for the quarter ended March 31, 1996 and incorporated by reference here.

                  10.10* Daniel Industries, Inc. 1997 Stock Option Plan, filed as Exhibit 10.1 to Daniel's Quarterly Report on Form
                           10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                  10.11*   Daniel Industries, Inc. 1997 Non-Employee Director
                           Stock Option Plan, filed as Exhibit 10.2 to Daniel's
                           Quarterly Report on Form 10-Q for the quarter ended
                           September 30, 1997 and incorporated by reference here.

                  10.12*   Employment Agreement dated June 17, 1997 between
                           Daniel and Thomas A. Newton, Jr., filed as Exhibit
                           10.3 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                  10.13*   Stock Award Agreement dated June 17, 1997 between
                           Daniel and Thomas A. Newton, Jr., filed as Exhibit
                           10.4 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                  10.14* Change in Control Agreement dated June 17, 1997 between Daniel and Thomas A. Newton, Jr., filed as
                           Exhibit 10.5 to Daniel's Quarterly Report on Form
                           10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                  10.15* Change in Control Agreement dated June 17, 1997 between Daniel and Ronald C. Lassiter, filed as
                           Exhibit 10.6 to Daniel's Quarterly Report on Form
                           10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                  10.16*   Form of Change in Control Agreement between the
                           Company and each of Daniel J. Sarik, Katie-Pat Bowman and Michael T. Atkins, filed as Exhibit 10.7 to
                           Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                  10.17* Severance Agreement between Daniel and W.T. Batton dated February 6, 1996.

                  10.18    Credit Agreement dated November 19, 1997 between
                           Daniel and Bank One, Texas N.A., Texas Commerce Bank
                           National Association, CIBC Inc., and Credit Lyonnais
                           New York Branch.

                  21       Significant Subsidiaries of Daniel.

                  23(a)    Consent of Price Waterhouse LLP

                  23(b)    Consent of Coopers & Lybrand L.L.P.

                  27       Financial data schedule.

         - - - - - - - -
         *    Management contract or compensatory plan or agreement.

         The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that as of March 17, 1998, the record date for the Company's 1998 Annual Meeting of Stockholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

         (b)  Reports on Form 8-K

         Daniel did not file any report on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

         As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                 DANIEL INDUSTRIES, INC.
                                                      (REGISTRANT)

Date:   March 20, 1998                  By:    /s/ RONALD C. LASSITER
                                               --------------------------------
                                                   Ronald C. Lassiter
                                                   Chairman of the Board
                                                   and Chief Executive Officer

         As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         SIGNATURE                    TITLE                                                DATE
         ---------                    -----                                                ----

/s/    RONALD C. LASSITER             Chairman of the Board and                            March 20, 1998
---------------------------------     Chief Executive Officer
       (Ronald C. Lassiter)           (Principal Executive Officer)

/s/     ALEX NEWTON                   President and Chief Operating Officer                March 20, 1998
---------------------------------
         (Alex Newton)

/s/     JAMES M. TIDWELL               Executive Vice President and Chief Financial        March 20, 1998
---------------------------------      Officer (Principal Financial Officer)
         (James M. Tidwell)

/s/     WILFRED M. KRENEK              Vice President, Controller and                      March 20, 1998
---------------------------------      Chief Accounting Officer
         (Wilfred M. Krenek)           (Principal Accounting Officer)

/s/    NATHAN AVERY                    Director                                            March 20, 1998
---------------------------------
        (Nathan Avery)

/s/    MICHAEL M. CARROLL              Director                                            March 20, 1998
---------------------------------
        (Michael M. Carroll)

/s/     RALPH F. COX                   Director                                            March 20, 1998
---------------------------------
         (Ralph F. Cox)

/s/     GIBSON GAYLE, JR.              Director                                            March 20, 1998
---------------------------------
         (Gibson Gayle, Jr.)

/s/    W. A. GRIFFIN                   Chairman Emeritus and a Director                    March 20, 1998
---------------------------------
        (W. A. Griffin)

/s/    THOMAS J. KEEFE                 Director                                            March 20, 1998
---------------------------------
        (Thomas J. Keefe)

/s/    LEO E. LINBECK, JR.             Director                                            March 20, 1998
---------------------------------
        (Leo E. Linbeck, Jr.)

/s/    BRIAN E. O'NEILL                Director                                            March 20, 1998
---------------------------------
        (Brian E. O'Neill)

                              REPORT OF MANAGEMENT


         The accompanying financial statements of Daniel Industries, Inc. and its consolidated subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's judgment and estimates.

         Daniel maintains a system of internal controls, including accounting controls, and a program of internal auditing. The system of controls provides for appropriate procedures that are consistent with high standards of accounting and administration. Daniel believes that its system of internal controls provides reasonable assurance that assets are safeguarded against losses from unauthorized use or disposition and that financial records are reliable for use in preparing financial statements.

         Management also recognizes its responsibility for conducting the Company's affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in policy statements regarding, among other things, conduct of the Company's business activities within the laws of the countries in which the Company operates and avoidance of potentially conflicting outside business interests by the Company's employees. Daniel maintains a program to assess compliance with these policies.




/s/    RONALD C. LASSITER
-------------------------
Ronald C. Lassiter
Chairman of the Board and Chief Executive Officer


/s/     JAMES M. TIDWELL
------------------------
James M. Tidwell
Executive Vice President and Chief Financial Officer


March 20, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
DANIEL INDUSTRIES, INC.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index under Item 14(a)(1) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Daniel Industries, Inc. and its subsidiaries at December 31, 1997 and 1996 and at September 30, 1996 and the results of their operations and their cash flows for the year ended December 31, 1997, the three months ended December 31, 1996 and each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bettis Corporation, which statements reflect total assets of $45,876,000 at December 31, 1995 and total revenues of $55,142,000 for the year ended December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Bettis Corporation, as described in Note 1 of Notes to the Consolidated Financial Statements, at December 31, 1995 and for the year then ended, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Houston, Texas
February 27, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF BETTIS CORPORATION

We have audited the consolidated statements of operations and cash flows for the year ended December 31, 1995 of Bettis Corporation and subsidiaries (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Bettis' operations and cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Houston, Texas
February 26, 1996

                             DANIEL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      December 31,   December 31,     September 30,
                                                                          1997           1996              1996
                                                                          ----           ----              ----

                                     ASSETS
Current assets:
     Cash and cash equivalents ..................................      $   7,563       $   5,423       $   8,409
     Receivables, net of reserve of $1,645, $1,252 and 1,029 ....         60,908          50,588          55,737
     Costs and estimated earnings in excess of billings on
         uncompleted contracts ..................................          6,635           3,671           3,132
     Inventories ................................................         49,688          52,006          57,814
     Deferred tax asset .........................................          5,957           8,807           7,440
     Other ......................................................          4,713           6,618           6,547
                                                                       ---------       ---------       ---------
         Total current assets ...................................        135,464         127,113         139,079
Property, plant and equipment, net ..............................         62,990          75,555          75,726
Intangibles and other assets ....................................         35,500          30,907          33,964
                                                                       ---------       ---------       ---------
         Total assets ...........................................      $ 233,954       $ 233,575       $ 248,769
                                                                       =========       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable ..............................................      $   7,984       $  18,287       $  17,356
     Current maturities of long-term debt .......................          7,602           5,552           5,587
     Accounts payable ...........................................         21,441          18,311          17,778
     Accrued liabilities ........................................         21,387          30,591          26,584
                                                                       ---------       ---------       ---------
         Total current liabilities ..............................         58,414          72,741          67,305
Long-term debt ..................................................         37,283          30,233          34,702
Deferred income taxes ...........................................          7,831           8,789           7,982
                                                                       ---------       ---------       ---------
         Total liabilities ......................................        103,528         111,763         109,989
                                                                       ---------       ---------       ---------

Commitments and contingencies (See Note 12) .....................           --              --              --

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000 shares authorized,
    150 shares designated as Series A junior participating
    preferred stock, no shares issued or outstanding.............           --              --              --
  Common stock, $1.25 par value, 40,000 shares
    authorized, 17,321, 17,064 and 17,057 shares issued .........         21,651          21,330          21,321
  Capital in excess of par value ................................         94,218          90,732          90,678
  Cumulative translation adjustment .............................         (4,684)         (2,006)         (3,465)
  Retained earnings .............................................         19,241          11,756          30,246
                                                                       ---------       ---------       ---------
       Total stockholders' equity ...............................        130,426         121,812         138,780
                                                                       ---------       ---------       ---------
       Total liabilities and stockholders' equity ...............      $ 233,954       $ 233,575       $ 248,769
                                                                       =========       =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             DANIEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Three Months
                                                       Year Ended        Ended          Year Ended September 30,
                                                       December 31,   December 31,     -------------------------
                                                           1997           1996            1996            1995
                                                           ----           ----            ----            ----

Revenues .........................................      $ 268,861      $  53,764       $ 233,611       $ 223,428
                                                        ---------      ---------       ---------       ---------

Costs, expenses and other income:
   Cost of sales .................................        170,067         36,272         149,343         145,470
   Selling, engineering, and
        administrative expenses ..................         73,126         18,033          60,709          62,026
   Research and development expenses .............          5,221          1,088           2,583           3,287
   Restructuring and other charges ...............           --           16,663            --            12,330
   (Gains) losses on divestitures of assets ......           --             --            (3,267)         11,958
   Interest and other expenses ...................          2,971          1,152           3,365           2,909
                                                        ---------      ---------       ---------       ---------
      Total costs, expenses and other income .....        251,385         73,208         212,733         237,980
                                                        ---------      ---------       ---------       ---------

Income (loss) before income taxes ................         17,476        (19,444)         20,878         (14,552)

Income tax expense (benefit) .....................          6,902         (1,500)          8,201          (4,040)
                                                        ---------      ---------       ---------       ---------

Net income (loss) ................................      $  10,574      $ (17,944)      $  12,677       $ (10,512)
                                                        =========      =========       =========       =========

Basic earnings (loss) per common share ...........      $     .62      $   (1.05)      $     .74       $    (.62)
                                                        =========      =========       =========       =========

Diluted earnings (loss) per common
     share .......................................      $     .61      $   (1.05)      $     .73       $    (.62)
                                                        =========      =========       =========       =========

Average shares outstanding .......................         17,146         17,061          17,027          16,966
                                                        =========      =========       =========       =========
Average diluted shares outstanding ...............         17,483         17,249          17,281          17,121
                                                        =========      =========       =========       =========


               The accompanying notes are an integral part of the consolidated financial statements.

                             DANIEL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                   Common Stock          Capital in      Cumulative
                                                 -------------------      Excess of      Translation      Retained
                                                 Shares       Amount      Par Value       Adjustment      Earnings          Total
                                                 ------       ------      ---------       ----------      --------          -----
Balance at September 30, 1994, as
   previously reported ......................    12,032      $  15,041    $  89,675       $  (2,061)      $  19,225       $ 121,880
    Pooling of interests with Bettis Corp. ..     4,919          6,148         (296)         (1,232)         13,841          18,461
                                                 ------      ---------    ---------       ---------       ---------       ---------
Balance at September 30, 1994 as restated ...    16,951         21,189       89,379          (3,293)         33,066         140,341

    Net loss ................................      --             --           --              --           (10,512)        (10,512)
    Cash dividends ..........................      --             --           --              --            (2,169)         (2,169)
    Exercise of options, net of tax .........        51             63          572            --              --               635
    Aggregate translation adjustment ........      --             --           --             1,834            --             1,834
                                                 ------      ---------    ---------       ---------       ---------       ---------
Balance at September 30, 1995 ...............    17,002         21,252       89,951          (1,459)         20,385         130,129

    Net income ..............................      --             --           --              --            12,677          12,677
    Cash dividends ..........................      --             --           --              --            (2,181)         (2,181)
    Stock awards ............................        20             25          250            --              --               275
    Exercise of options, net of tax .........         5              6           38            --              --                44
    Continuation of service agreements ......        30             38          439            --              --               477
    Aggregate translation adjustment ........      --             --           --            (2,006)           --            (2,006)
    Adjustment to conform year end ..........      --             --           --              --              (635)           (635)
                                                 ------      ---------    ---------       ---------       ---------       ---------
Balance at September 30, 1996 ...............    17,057         21,321       90,678          (3,465)         30,246         138,780

    Net loss ................................      --             --           --              --           (17,944)        (17,944)
    Cash dividends ..........................      --             --           --              --              (546)           (546)
    Stock awards ............................         3              4           34            --              --                38
    Exercise of options, net of tax .........         4              5           20            --              --                25
    Aggregate translation adjustment ........      --             --           --             1,459            --             1,459
                                                 ------      ---------    ---------       ---------       ---------       ---------
Balance at December 31, 1996 ................    17,064         21,330       90,732          (2,006)         11,756         121,812

    Net income ..............................      --             --           --              --            10,574          10,574
    Cash dividends ..........................      --             --           --              --            (3,089)         (3,089)
    Stock awards ............................        70             87          843            --              --               930
    Exercise of options, net of tax .........       157            196        2,204            --              --             2,400
    Continuation of service agreements ......        30             38          439            --              --               477
    Aggregate translation adjustment ........      --             --           --            (2,678)           --            (2,678)
                                                 ------      ---------    ---------       ---------       ---------       ---------
Balance at December 31, 1997 ................    17,321      $  21,651    $  94,218       $  (4,684)      $  19,241       $ 130,426
                                                 ======      =========    =========       =========       =========       =========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             DANIEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Three Months
                                                                 Year Ended       Ended        Year Ended September 30,
                                                                 December 31,  December 31,    -------------------------
                                                                    1997          1996            1996           1995
                                                                    ----          ----            ----           ----

Cash flows from operating activities:
   Net income (loss) .......................................      $ 10,574       $(17,944)      $ 12,677       $(10,512)
      Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
          Non-cash portion of restructuring and
            other items ....................................          --            8,051           --           11,124
          Loss on divestitures of non-core
            product lines ..................................          --             --             --            9,858
          Depreciation and amortization ....................         9,701          3,042          9,511          9,968
          Deferred income taxes ............................         1,892           (560)         3,112         (8,160)
          Adjustment to conform year end ...................          --             --               26           --
          Changes in operating assets and liabilities:
               Receivables .................................       (10,320)         5,149          2,124         (2,839)
               Inventories .................................        (2,132)         1,998         (4,215)       (11,174)
               Costs and estimated profits in excess of
                 billings on uncompleted contracts .........        (2,694)          (539)        (2,191)        13,947
               Accounts payable and accrued liabilities ....        (4,247)         5,081         (6,711)        (4,009)
               Other assets/liabilities, net ...............         6,136         (1,867)        (1,490)         1,254
                                                                  --------       --------       --------       --------
Net cash provided by operating activities ..................         8,910          2,411         12,843          9,457
                                                                  --------       --------       --------       --------

Cash flows from investing activities:
   Capital expenditures ....................................       (11,656)        (3,107)        (6,910)        (6,620)
   Acquisitions and related costs ..........................          --             --          (32,528)        (4,177)
   Proceeds from sales of investment securities ............          --             --             --            2,039
   Proceeds from sales of assets, including
      disposals of  non-core assets ........................         9,258          1,116         15,949          2,950
                                                                  --------       --------       --------       --------
Net cash used in investing activities ......................        (2,398)        (1,991)       (23,489)        (5,808)
                                                                  --------       --------       --------       --------

Cash flows from financing activities:
   Net borrowings (payments) on lines of credit ............       (14,860)           931        (10,977)         3,904
   Net borrowings (payments) on long-term debt .............        11,334         (4,504)        27,775         (5,985)
   Cash dividends paid .....................................        (3,089)          (546)        (2,181)        (2,169)
   Activity under stock option plans .......................         2,400             25             44            635
                                                                  --------       --------       --------       --------
Net cash provided by (used in) financing activities ........        (4,215)        (4,094)        14,661         (3,615)
                                                                  --------       --------       --------       --------

Effect of exchange rate changes on cash
  and cash equivalents .....................................          (157)           688           (302)          (347)
                                                                  --------       --------       --------       --------

Increase (decrease) in cash and cash equivalents ...........         2,140         (2,986)         3,713           (313)
Cash and cash equivalents, beginning of period .............         5,423          8,409          4,696          5,009
                                                                  --------       --------       --------       --------
Cash and cash equivalents, end of period ...................      $  7,563       $  5,423       $  8,409       $  4,696
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

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Daniel Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in fiscal year end

         On December 12, 1996, the Company changed its fiscal year end from a twelve month period ending September 30 to a twelve month period ending December
31. The consolidated statements of operations and cash flows are presented for the year ended December 31, 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and September 30, 1995.

Pooling of interests

         On December 12, 1996, Daniel issued 4,920,392 shares of its Common Stock in exchange for all the outstanding common stock of Bettis Corporation ("Bettis"). The merger has been accounted for as a pooling of interests, and accordingly the Company's financial statements have been restated to include the operations of Bettis for all periods presented. The presentation of the year ended September 30, 1995 reflects the consolidation of Daniel's year ended September 30, 1995 with Bettis' year ended December 31, 1995. Thus, Bettis' results for the quarter ended December 31, 1995 are included in both years ended September 30, 1996 and 1995. For the quarter ended December 31, 1995, Bettis had net income of $635,000 and cash flow of $26,000. These amounts have been deducted from the opening balance of retained earnings at September 30, 1996 in the consolidated statement of stockholders' equity and from the consolidated statement of cash flows for the year ended September 30, 1996, respectively.

Use of estimates

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates.

Foreign currency translation

         Amounts in foreign currencies are translated into U.S. dollars using the translation procedures specified in Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of stockholders' equity. Exchange gains and losses resulting from foreign currency translations where the U.S. dollar is the functional currency are generally recognized in earnings. Net foreign currency transaction gains or losses are not material in any of the periods presented.

Fair value of financial instruments

         The carrying amount of cash and cash equivalents, trade receivables and payables approximate fair values because of the short maturity of those instruments. The carrying value of the Company's long-term debt is considered to approximate the fair value of those instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Cash and cash equivalents

         Daniel considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

         A substantial portion of Daniel's trade receivables is from customers in the petroleum industry. The Company provides allowances for potential credit losses when necessary. However, management considers such credit risk to be limited.

Inventories

         Inventories consisting of raw materials, work in progress and finished goods are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO"), the first-in, first-out ("FIFO") or by the average cost methods.

Property, plant and equipment

         Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the various classes of assets using the straight-line method. Maintenance and repairs are charged to expense. Renewals and betterments are capitalized. On retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

Impairment of long-lived assets

         In the second quarter of fiscal 1995, Daniel adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 prescribes that an impairment loss is recognized in the event facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on a determination of fair market value as compared to carrying value.

Intangible assets

         Goodwill, representing the excess cost of purchased subsidiaries over the fair value of net assets acquired, and other intangible assets are amortized using the straight-line method over 20 to 40 years.

Revenue recognition

         Sales and the cost of goods sold of major contracts are recorded using the percentage-of-completion method, based on the ratio of costs incurred to date to total estimated costs on each contract. Losses, if any, to be incurred on contracts in progress are charged to income in full as soon as they become apparent, and estimated warranty costs are accrued as revenues are recorded. Sales and cost of goods sold of products are generally recorded when the customer takes title to the products.

Income taxes

         The provision for income taxes includes federal, state, and foreign income taxes currently payable and deferred based on currently enacted tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax bases of assets and liabilities.

         Daniel does not provide for United States income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations.

Stock-based compensation

         The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In 1997, Daniel adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost was recorded for stock-based compensation plans in the accompanying financial statements.

Earnings (loss) per share

         Daniel implemented SFAS No. 128, "Earnings per Share" effective with its December 31, 1997 financial statements. In accordance with this statement, earnings per share data have been restated for all periods presented. This standard requires the presentation of both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly, but also gives effect of the impact that convertible securities, such as common stock options, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year.

         For the year ended December 31, 1997, the three month period ended December 31, 1996 and the years ended September 30, 1996 and 1995, average shares outstanding were increased for stock options assumed exercised by 337,000, 188,000, 254,000 and 155,000, respectively, to arrive at weighted average shares outstanding for purposes of calculating diluted earnings per share. Net income remained the same in the calculation of basic and diluted earnings per share for all the periods presented.

Recently issued accounting pronouncements

         SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Daniel intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1998. SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income will be displayed in the financial statement where the components of comprehensive income are reported.

         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. This Statement requires disclosures about segments an enterprise is engaged in and the different economic environments in which it operates. Daniel intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1998, as required by the Statement.

Reclassifications

         Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

NOTE 2 - RESTRUCTURING AND OTHER CHARGES

         In the three month period ended December 31, 1996, the Company recorded pretax charges of $16,663,000 relating to restructuring and other charges as follows (in thousands):

          Downsizing of a German subsidiary.............................................             $  5,100
          Expenses incurred in connection with the Bettis merger........................                3,663
          Re-organization costs, largely severance......................................                3,000
          Write-downs of long-lived assets..............................................                2,600
          Losses arising from the sales of product lines................................                2,300
                                                                                                      -------
                Total ..................................................................              $16,663
                                                                                                      =======

         These charges were a result of the Company's ongoing strategic evaluation. The related downsizing of the German subsidiary resulted in charges for asset impairments, inventory valuation adjustments and severance accruals. In 1997, the stock of the German subsidiary was sold with no resulting gain or loss.

         During fiscal 1995, Daniel recorded pretax charges of $16,115,000 relating to restructuring and other charges as follows (in thousands):

             Employee terminations.........................................................             $  3,997
             Impairments of property, plant and equipment and other assets.................                7,339
             Expenses incurred in connection with an unsolicited merger proposal...........                  600
             Miscellaneous other charges...................................................                  394
                                                                                                         -------
                   Total recorded as restructuring and other charges.......................               12,330
             Cost of sales adjustments: inventory write-downs..............................                3,785
                                                                                                         -------
                   Total charges...........................................................              $16,115
                                                                                                         =======

         Charges for asset impairments and write-downs were non-cash in nature.

NOTE 3 - DIVESTITURES

         In fiscal 1995, Daniel recorded pretax charges of $11,958,000 representing losses on the divestiture of non-core assets, primarily the Company's fastener subsidiary, which was sold in fiscal 1996. Also in fiscal 1995, the Company sold the operating assets of its energy fabrication subsidiary to the former president of the operation and a director of Daniel for approximately book value of $1,500,000.

         In fiscal 1996, the Company sold two non-manufacturing properties in Germany and the operating assets of its positive displacement meter product line for a total gain of $3,267,000.

         In the three month period ended December 31, 1996, pretax restructuring and other charges were recorded in the amount of $7,400,000 for the sale of product lines, including the Company's ball valve line, and the downsizing of a German subsidiary of the Company (see Note 2). These non-core assets and a building owned by a subsidiary of Bettis, together with the stock of a German subsidiary, were sold during 1997 with no further recognition of gain or loss.

NOTE 4 - COMBINATION AND ACQUISITIONS

         On December 12, 1996, Daniel issued 4,920,392 shares of its Common Stock in exchange for all of the outstanding common stock of Bettis. The merger has been accounted for as a pooling of interests, and accordingly, the Company's financial statements have been restated to include the operations of Bettis for all periods presented. Merger costs of approximately $3,700,000 were charged to expense during the three month period ended December 31, 1996. Daniel and Bettis had no significant intercompany transactions prior to the merger.

         Separate results of operations for Daniel and Bettis (see Note 1) follow:

                                    Year Ended September 30,
                                    ------------------------
                                      1996            1995
                                      ----            ----
                                         (in thousands)
Revenues:
    Daniel ...................      $ 166,762      $ 168,286
    Bettis ...................         66,849         55,142
                                    ---------      ---------
    Combined .................      $ 233,611      $ 223,428
                                    =========      =========
Net Income (Loss):
    Daniel ...................      $   9,798      $ (12,792)
    Bettis ...................          2,879          2,280
                                    ---------      ---------
    Combined .................      $  12,677      $ (10,512)
                                    =========      =========

         In May 1996, Daniel acquired all the outstanding stock of Spectra-Tek International Limited ("Spectra-Tek"), a supplier of data acquisition monitoring and control systems for worldwide industrial markets. Spectra-Tek also participates in the design, manufacture and project management phases of these systems. The aggregate cash consideration paid for the shares approximated $10,900,000, financed by bank borrowings. This acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the net assets acquired based on their fair market value. There was approximately $7,422,000 excess of the purchase price over the estimated fair market value, which was accounted for as goodwill and is being amortized over 20 years using the straight-line method. The operations related to this acquisition are not material to Daniel's results of operations.

         In February 1996, Daniel acquired all the outstanding stock of a valve manufacturer and refurbisher. The cost of the acquisition, paid in cash, was $2,733,000. The operations related to this acquisition, also accounted for by the purchase method, are not material to Daniel's results of operations.

         Bettis acquired all of the outstanding stock of the following businesses in 1996: Shafer Valve Company, a manufacturer of gas hydraulic rotary vane actuators and hydraulic power units, for $13,200,000 in cash; Prime Actuator Control Systems, a manufacturer of hydraulic and pneumatic scotch actuators, for $4,000,000 in cash; and Dantorque A/S, a manufacturer of helical spline hydraulic double action and spring return actuators, for $3,000,000 also in cash. These acquisitions were accounted for by the purchase method, and accordingly, the purchase price was allocated to the net assets acquired based on their fair market value. Any excess of the purchase price over the fair market value was accounted for as goodwill and is being amortized over a 20 year period. The operations related to these acquisitions are not material to Daniel's results of operations.

NOTE 5 - CONTRACTS IN PROGRESS

         Information with respect to contracts in progress accounted for under the percentage-of-completion method is as follows:

                                                                December 31,   December 31,  September 30,
                                                                   1997           1996           1996
                                                                   ----           ----           ----
                                                                              (in thousands)

Costs and estimated earnings on
   uncompleted contracts ...................................      $ 13,892       $ 11,534      $  9,770
Less progress billings .....................................         7,527          7,863         6,638
                                                                  --------       --------      --------
    Total contracts in progress ............................      $  6,365       $  3,671      $  3,132
                                                                  ========       ========      ========

Presented in accompanying financial statements as:
Costs and estimated earnings in excess of billings
   on uncompleted contracts ................................      $  6,635       $  3,671      $  3,132
Billings in excess of costs and estimated earnings
   on uncompleted contracts (included in
   accrued liabilities) ....................................          (270)          --            --
                                                                  --------       --------      --------
    Total contracts in progress ............................      $  6,365       $  3,671      $  3,132
                                                                  ========       ========      ========

NOTE 6 - INVENTORIES

      Information with respect to inventories is as follows:


                                                            December 31,  December 31,   September 30,
                                                                1997         1996           1996
                                                                ----         ----           ----
                                                                        (in thousands)
Inventories by valuation method are as follows:
     Last-in, first-out (LIFO) ........................      $  24,225      $  23,350      $  26,555
     First-in, first-out (FIFO) .......................         11,035         13,837         14,829
     Average cost .....................................         14,428         14,819         16,430
                                                             ---------      ---------      ---------
          Total inventory .............................      $  49,688      $  52,006      $  57,814
                                                             =========      =========      =========

Major components of inventories include:
     Raw materials ....................................      $  24,330      $  26,036      $  28,794
     Work in process ..................................         13,329         12,809         13,581
     Finished goods ...................................         19,097         19,803         21,865
                                                             ---------      ---------      ---------
          Inventory before LIFO reserve ...............         56,756         58,648         64,240
     Less LIFO reserve ................................          7,068          6,642          6,426
                                                             ---------      ---------      ---------
          Total inventory .............................      $  49,688      $  52,006      $  57,814
                                                             =========      =========      =========

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                                                                          Estimated
                                                     December 31,    December 31,    September 30,       Useful Life
                                                        1997            1996             1996             in Years
                                                        ----            ----             ----              --------
                                                                    (in thousands)

Land ........................................         $  4,649         $  6,627         $  7,819
Buildings and improvements ..................           46,215           54,445           52,709            10 - 45
Machinery and equipment .....................           70,921           74,714           74,064             3 - 12
Office furniture and equipment ..............            7,977            8,451            7,882             3 - 10
Automotive equipment ........................            2,293            2,267            1,450             3 - 4
Other .......................................            5,297            2,078            1,064             5 - 20
                                                      --------         --------         --------
     Total property, plant and equipment ....          137,352          148,582          144,988
Less accumulated depreciation ...............           74,362           73,027           69,262
                                                      --------         --------         --------
     Property, plant and equipment, net .....         $ 62,990         $ 75,555         $ 75,726
                                                      ========         ========         ========

NOTE 8 - INTANGIBLES AND OTHER ASSETS

         Intangibles and other assets are summarized as follows:


                                                            December 31,        December 31,         September 30,
                                                                1997                1996                 1996
                                                                ----                ----                 ----
                                                                                (in thousands)

Goodwill, net of amortization of $2,300, $5,900
     and $5,200.......................................        $19,515                $21,029            $20,821
Notes receivable......................................          6,448                  7,005              8,606
Miscellaneous.........................................          9,537                  2,873              4,537
                                                              -------                -------            -------
     Total intangibles and other assets...............        $35,500                $30,907            $33,964
                                                              =======                =======            =======

NOTE 9 - ACCRUED LIABILITIES

         Accrued liabilities are summarized as follows:


                                                            December 31,        December 31,         September 30,
                                                                1997                1996                 1996
                                                                ----                ----                 ----
                                                                              (in thousands)

Other accrued liabilities.............................       $14,796              $25,628              $21,215
Accrued salaries and wages............................         4,273                2,684                3,485
Accrued taxes other than income.......................         2,318                2,279                1,884
                                                             -------              -------              -------
    Total accrued liabilities.........................       $21,387              $30,591              $26,584
                                                             =======              =======              =======

NOTE 10 - INCOME TAXES

         Income tax expense (benefit) is as follows:

                                                              Three Months
                                                Year Ended       Ended              Year Ended September 30,
                                               December 31,    December 31,         ------------------------
                                                  1997            1996              1996            1995
                                                  ----            ----              ----            ----
                                                                      (in thousands)
Federal:
    Current ............................         $ 3,627          $  (841)         $ 2,940         $ 2,829
    Deferred ...........................           2,555           (2,241)           1,920          (5,168)
Foreign:
    Current ............................           1,217             (179)           1,856             935
    Deferred ...........................            (203)           1,429            1,155          (2,872)
State and local ........................            (294)             332              330             236
                                                 -------          -------          -------         -------
    Income tax expense (benefit) .......         $ 6,902          $(1,500)         $ 8,201         $(4,040)
                                                 =======          =======          =======         =======

         The components of income (loss) before income taxes are:

                                                                               Three Months
                                                               Year Ended         Ended           Year Ended September 30,
                                                              December 31,     December 31,       ------------------------
                                                                  1997             1996              1996             1995
                                                                  ----             ----              ----             ----
                                                                                     (in thousands)

United States .........................................         $ 16,656         $(11,660)         $ 18,046         $ (8,669)
Foreign ...............................................              820           (7,784)            2,832           (5,883)
                                                                --------         --------          --------         --------
       Income (loss) before income taxes ..............         $ 17,476         $(19,444)         $ 20,878         $(14,552)
                                                                ========         ========          ========         ========

         The cumulative undistributed earnings of foreign subsidiaries, on which United States taxes have not been provided, were approximately $26,600,000, $24,000,000, $24,300,000 and $21,100,000 for the year ended December 31, 1997, the period ended December 31, 1996, and the years ended September 30, 1996 and 1995, respectively. The United States income tax effect associated with the repatriation of these earnings may be offset by foreign tax credits.

                  Components of the difference between the income tax expense (benefit) computed at the United States statutory income tax rate and the income tax expense (benefit) are as follows:

                                                                      Three Months
                                                      Year Ended        Ended              Year Ended September 30,
                                                     December 31,     December 31,        --------------------------
                                                         1997            1996               1996              1995
                                                         ----            ----               ----              ----
                                                                              (in thousands)
Tax expense (benefit) of income (loss)
    at 34% ..................................         $ 5,941           $(6,611)          $ 7,099           $(4,948)
Increase in valuation allowance .............            --                --                --                 765
Foreign Sales Corporation provisions ........            (513)             (104)             (492)             (350)
Adjustment of prior years' taxes ............            --                --                (400)             --
State income taxes ..........................            (193)              219               218               156
Non-deductible expenses .....................             280                60                99               103
Loss of foreign subsidiary with no tax
    benefit .................................             349             3,562               806               171
Foreign tax rates and other effects of
    foreign operations ......................             651                64             1,124              (455)
Goodwill amortization/charge off ............              79                70              --                 667
Bettis merger expenses ......................            --               1,164              --                --
Other, net ..................................             308                76              (253)             (149)
                                                      -------           -------           -------           -------
Income tax expense (benefit) ................         $ 6,902           $(1,500)          $ 8,201           $(4,040)
                                                      =======           =======           =======           =======
Effective tax expense (benefit) rate ........            39.5%             (7.7%)            39.3%            (27.8%)
                                                      =======           =======           =======           =======

         Deferred tax assets (liabilities) are as follows:

                                                                    December 31,     December 31,     September 30,
                                                                       1997             1996              1996
                                                                       ----             ----              ----
                                                                                   (in thousands)
Gross deferred tax assets:
    Capital loss carryforward from sale of subsidiary ......         $  5,067          $   --            $   --
    Write-off of notes receivable related to sale
       of subsidiary .......................................            1,054              --                --
    Restructuring and other charges and loss on ............
       divestitures ........................................            2,200             4,940             4,567
    Operating loss carryforward from subsidiary ............              284             8,737             5,690
    Excess tax over book basis of inventories ..............            3,121             3,089             3,089
    Inventory reserves .....................................              704             1,706             1,701
    Other ..................................................            4,002             4,372             3,953
                                                                     --------          --------          --------
       Total gross deferred tax assets .....................           16,432            22,844            19,000
                                                                     --------          --------          --------
Gross deferred tax liabilities:
    Excess book over tax basis of property and
       equipment ...........................................           (9,489)          (12,107)          (12,936)
    Other ..................................................           (1,647)           (1,217)           (1,790)
                                                                     --------          --------          --------
       Total gross deferred tax liabilities ................          (11,136)          (13,324)          (14,726)
                                                                     --------          --------          --------
Deferred tax asset valuation allowance .....................           (7,170)           (9,502)           (4,816)
                                                                     --------          --------          --------
Net deferred tax assets (liabilities) ......................         $ (1,874)         $     18          $   (542)
                                                                     ========          ========          ========

         At December 31, 1997, the valuation allowance related primarily to losses and write-offs resulting from the sale of a Germany subsidiary which are not expected to be realized. At December 31, 1996 and

September 30, 1996, the valuation allowance related primarily to the amount of the German operating loss carryforward which is not expected to be realized.

         Payments for income taxes for the year ended December 31, 1997, the three month period ended December 31, 1996 and the years ended September 30, 1996 and 1995 were $3,426,000, $1,319,000, $3,408,000 and $6,802,000, respectively.

NOTE 11 - DEBT

         Long-term debt includes the following:

                                                                    December 31,    December 31,   September 30,
                                                                        1997            1996           1996
                                                                        ----            ----           ----
                                                                                   (in thousands)
Term loan from banks (unsecured) 6.77%; interest
   payable monthly; principal payable in quarterly
   installments of $1,071 ..................................         $28,929         $  --           $  --
Revolving credit facility (unsecured); 6.69% at
   December 31, 1997; interest payable monthly .............          10,000            --              --
Revolving credit facility (secured); interest at
   prime rate (8.25% at December 31, 1996 and
   September 30, 1996); interest payable quarterly .........            --            21,100          22,100
Notes payable to bank (secured); 5.95%; principal
   payable in quarterly installments of $500; interest
   payable quarterly .......................................            --             5,000           5,500
Term loan from bank (secured); interest at Canadian
   prime rate (6.00% at December 31, 1997, 4.75% at
   December 31, 1996 and 6.5% at September 30, 1996);
   principal and interest payable monthly; payable
   through August 31, 2001 .................................           1,311           1,733           1,835
Payable to four insurance companies (unsecured);
   11.5%; principal payable in annual installments
   of $2,857; interest payable semi-annually ...............           2,857           5,715           8,572
Miscellaneous obligations ..................................           1,788           2,237           2,282
                                                                     -------         -------         -------

     Total obligations .....................................          44,885          35,785          40,289
Less portion due within one year ...........................           7,602           5,552           5,587
                                                                     -------         -------         -------
     Long-term debt ........................................         $37,283         $30,233         $34,702
                                                                     =======         =======         =======

         In November 1997, Daniel entered into a credit agreement with a group of four banks, which provided for a $30,000,000 term loan and a $40,000,000 revolving credit facility. The proceeds of the term loan were used to refinance the L.8,400,000 (approximately $13,000,000) note originally utilized in the acquisition of Spectra-Tek in May 1996, as well as Bettis' term loan and a portion of Bettis' revolving loan. Borrowings of $7,000,000 under the revolving credit facility were used to refinance the balance of Bettis' revolving loan. The remainder of the revolving credit facility is available for general corporate purposes including the issuance of letters of credit.

         The term loan had an outstanding balance of $28,929,000 at December 31, 1997, and matures on April 30, 2004. Principal in the amount of $1,071,428 is payable quarterly. Also at December 31, 1997, there were loans outstanding totaling $10,000,000 under the revolving credit facility. The revolving credit facility matures on April 30, 2000.

         Interest rates on the term loan and on the revolving credit facility are, at Daniel's option, LIBOR plus a margin ranging from 0.5% to 1.0%, depending upon Daniel's ratio of funded debt to earnings before interest, taxes, depreciation and amortization, or a base rate which approximates the prime rate. The margin is adjusted no later than 60 days after the end of each quarter and 95 days after the end of each fiscal year. Interest is due on the last day of each calendar quarter for base rate loans and at the end of one, two or three months for LIBOR loans depending on the interest period selected which also includes a six month option.

         At December 31, 1997, the interest rate on the revolving credit facility loans was 6.69%. By entering into a swap agreement, Daniel effectively fixed the rate of interest for the life of the term loan at 6.02% plus the margin described above. At December 31, 1997, the interest rate on the term loan was 6.77%.

         Daniel also pays a quarterly commitment fee of 3/16% per annum on the unused portion of the revolving credit facility plus a fee of 5/8% for letters of credit. The loans under the credit agreement are unsecured with a negative pledge on Daniel's assets and are guaranteed by Daniel's domestic material subsidiaries. The credit agreement contains financial covenants relating to, among other things, maximum capital expenditures, minimum tangible net worth, a minimum funded debt to earnings before interest, taxes, depreciation and amortization ratio and a minimum debt service coverage ratio. The credit agreement also contains covenants restricting, among other things, fundamental corporate changes, creation of liens, further indebtedness, sales of assets, redemptions of capital stock and certain investments.

         In December 1988, four insurance companies purchased an aggregate of $20,000,000 of Daniel's unsecured 11.5% senior notes due 1998. Prepayment of amounts in excess of scheduled maturities are subject to certain restrictions and would be at a premium. The note purchase agreement related to the sale of these notes requires maintenance of a specified current ratio and a specified amount of net worth and also includes restrictive covenants relating to additional indebtedness and leases, creation of liens, payment of dividends, mergers and disposition of assets. The final installment of $2,857,000 is due December 1998 and accordingly, at December 31, 1997, the amount remaining is classified as current.

         Payments for interest for the year ended December 31, 1997, the three month period ended December 31, 1996 and the years ended September 30, 1996 and 1995 were $3,980,000, $1,447,000, $3,279,000 and $3,312,000, respectively.

         At December 31, 1997, long-term debt matures as follows:

                      Year Ending December 31                   Amount
                      -----------------------                   ------
                                                            (in thousands)

                      1998.........................           $ 7,602
                      1999.........................             4,755
                      2000.........................            14,759
                      2001.........................             4,663
                      2002.........................             4,424
                      Thereafter...................             8,682

         At December 31, 1997, Daniel had various committed and uncommitted short-term lines of credit aggregating approximately $38,400,000. These lines of credit are available for short-term borrowings or issuance of letters of credit. At December 31, 1997, December 31, 1996 and September 30, 1996, borrowings under these lines were $8,000,000, $18,300,000 and $17,400,000, respectively, with approximately $10,400,000 available for short-term borrowings at December 31, 1997.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

         Daniel is involved in various legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or future results of operations of Daniel. Additionally, in the ordinary course of business, Daniel has issued standby letters of credit and bank guarantees as security for advances, progress payments and performance on long-term contracts and, as a result, is contingently liable in the amount of approximately $13,333,000 at December 31, 1997.


NOTE 13 - STOCK OPTIONS, STOCK AWARDS, PROFIT SHARING AND SAVINGS PLAN AND POSTRETIREMENT BENEFITS

Employee stock option plans

         Daniel maintains four stock option plans for employees: the 1997 plan, the 1994 plan, which was converted from the Bettis stock option plan, the 1981 plan, and the 1977 plan. Under the 1997, 1994 and 1981 plans, the exercise price of an option may not be less than the fair market value of Daniel's common stock on the date of grant. Under the 1997, 1981 and 1977 plans, options that have been granted are for a ten- year term and are exercisable either from the date of grant, in total, or in one-third annual increments or in one-fifth annual increments beginning at the end of the first year of the term. No portion of options granted under the 1997 plan are exercisable before the date on which stockholders of the Company have approved the plan. Such approval is anticipated to be received in May 1998. Under the 1994 plan, options granted are also for a ten-year term, but are exercisable in one-fifth increments, the first increment occurring six months from the date of grant and the other increments occurring on each of the first four anniversaries of the date of grant. There were 125,481 shares available for grants under the 1997 and 1977 plans as of December 31, 1997. Options outstanding and exercisable at December 31, 1997 were 613,836 ranging in price from $5.18 to $16.75 per share.

         A summary of stock option activity related to the plans is as follows:

                                                                                Weighted Average
                                                              Shares             Exercise Price
                                                              ------             --------------

            Options outstanding, September 30, 1994            579,309                 $ 13.65
                  Cancelled .......................           (100,380)                  15.16
                  Exercised .......................            (51,015)                  11.32
                  Granted .........................            644,000                   11.71
                                                             ---------

            Options outstanding, September 30, 1995          1,071,914                   12.45
                  Cancelled .......................            (14,604)                  12.66
                  Exercised .......................             (5,163)                   7.90
                  Granted .........................            228,540                   10.30
                                                             ---------

            Options outstanding, September 30, 1996          1,280,687                   12.09
                  Cancelled .......................             (6,250)                  12.42
                  Exercised .......................             (3,500)                   7.00
                  Granted .........................             15,200                   13.13
                                                             ---------

            Options outstanding, December 31, 1996           1,286,137                   12.12
                  Cancelled .......................           (172,203)                  14.62
                  Exercised .......................           (149,492)                  13.59
                  Granted .........................          1,024,600*                  14.52
                                                             ---------

            Options outstanding,  December 31, 1997          1,989,042                   13.02
                                                             =========

            Exercisable, December 31, 1997 ........            613,836                   11.35
                                                             =========

          * Includes options for 624,858 shares granted under the 1997 plan, which was adopted by the Board of Directors on June 17, 1997. The 1997 plan will not be effective, and the options granted will not be exercisable, unless the Company's stockholders approve the 1997 plan by June 17, 1998. Management believes that the 1997 plan will be approved by the stockholders at the annual meeting to be held in May 1998.

         Shares exercisable and the corresponding weighted average exercise prices at December 31, 1996, September 30, 1996 and September 30, 1995, were 656,645 and $12.51, 629,119 and $12.86, and 400,459 and $13.48, respectively.
The weighted average fair values of options granted during the year ended December 31, 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and 1995 were $5.08, $4.73, $3.85 and $2.22, respectively.

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                              Weighted
                                               Average           Weighted                              Weighted
                            Shares            Remaining           Average            Shares             Average
      Range of            Outstanding        Contractual         Exercise          Exercisable         Exercise
   Exercise Prices        at 12/31/97           Life               Price           at 12/31/97           Price
   ---------------        -----------           ----               -----           -----------           -----

   $5.18 - $10.00            415,976             7.3              $  7.76            268,424           $  7.39
   $11.88 - $18.50         1,573,066             8.6                14.41            345,412             14.42
                           ---------                                                 -------
                           1,989,042             8.3                13.02            613,836             11.35
                           =========                                                 =======

Non-employee director stock option plans and agreements

         Daniel maintains, for the benefit of its non-employee directors, a 1997 stock option plan, a 1995 stock option plan, a 1994 stock option plan converted from Bettis' plan for two of its non-employee directors, and a stock option agreement with one non-employee director. Under the agreement, the option is exercisable for six years from the date of grant. Under the 1997 plan, an option for 5,000 shares was granted to each non-employee director on the date the plan was adopted, and another option for 5,000 shares was granted on January 1, 1998 (and will be granted on the first day of each subsequent fiscal year) to each non-employee director serving on that date, such options to be immediately exercisable and have a ten-year term. Under the 1995 plan, options are granted for a ten-year term, and each non-employee director received an option for the purchase of 15,000 shares of Common Stock, which option is exercisable in one-third annual increments beginning at the end of the first year of the term. There were 115,000 shares available for grants under the 1997 and 1995 plans at December 31, 1997. Options outstanding and exercisable at December 31, 1997 were 77,400 ranging in price from $5.39 to $13.88 per share.

         A summary of stock option activity related to the plans is as follows:

                                                                                        Weighted Average
                                                                     Shares              Exercise Price
                                                                     ------              --------------

           Options outstanding, September 30, 1994                    28,700                 $11.15
                 Cancelled.............................              (10,000)                 12.75
                 Granted...............................                8,700                   5.39
                                                                    --------
           Options outstanding, September 30, 1995                    27,400                   8.74
                 Granted...............................              143,700                  13.62
                                                                     -------
           Options outstanding, September 30, 1996                   171,100                  12.84
                 Cancelled.............................              (15,000)                 13.88
                 Granted...............................               30,000                  13.50
                                                                     -------
           Options outstanding, December 31, 1996                    186,100                  12.86
                 Exercised.............................               (8,700)                  8.19
                 Granted...............................               35,000 *                14.19
                                                                     -------
           Options outstanding December 31, 1997                     212,400                  13.27
                                                                     =======

           Exercisable, December 31, 1997                             77,400                  12.18
                                                                     =======

          * Represents options granted under the 1997 Non-Employee Director Stock Option Plan, which was adopted by the Company's Board of Directors on June 17, 1997. While the options granted under the plan are immediately exercisable, no option is exercisable until the Company's stockholders have approved the plan. Management believes that this plan will be approved by the stockholders at the annual meeting to be held in May 1998.

         Shares exercisable and the corresponding weighted average exercise prices at December 31, 1996, September 30, 1996 and September 30, 1995, were 36,100 and $8.97, 18,700 and $9.53, and 13,480 and $10.61, respectively. The weighted average fair values of options granted during the year ended December 31, 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and 1995 were $4.96, $4.86, $5.09 and $1.02, respectively.

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                              Weighted
                                               Average           Weighted                              Weighted
                            Shares            Remaining           Average            Shares             Average
      Range of            Outstanding        Contractual         Exercise          Exercisable         Exercise
   Exercise Prices        at 12/31/97           Life               Price           at 12/31/97           Price
   ---------------        -----------           ----               -----           -----------           -----

   $ 5.39 - $11.00           27,400              5.6              $  9.22            27,400             $  9.22
   $12.75 - $14.19          185,000              8.5                13.87            50,000               13.87
                            -------                                                  ------
                            212,400              8.1                13.27            77,400               12.18
                            =======                                                  ======

Proforma Reporting per SFAS No. 123

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, which established financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages companies to adopt a fair value based method of accounting for such plans, but continues to allow use of the intrinsic value method prescribed by APB 25. Daniel has elected to continue to account for stock-based compensation in accordance with APB 25. Had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income
(loss) and earnings (loss) per share would have been reduced to the proforma amounts indicated in the table below:

                                          Ended                 Three Months Ended                    Ended
                                     December 31, 1997                31, 1996                  September 30, 1996
                                ------------------------     --------------------------     ---------------------------
                                 As Reported   Proforma       As Reported     Proforma        As Reported     Proforma
                                 -----------   --------       -----------     --------        -----------     --------
                                                      (In thousands, except per share data)

Net income (loss) .........     $   10,574     $   9,653     $  (17,944)     $  (18,029)     $   12,677     $   12,512
Net income (loss) per share
    Basic .................     $      .62     $     .57     $    (1.05)     $    (1.05)     $      .74     $      .73
    Diluted ...............     $      .61     $     .56     $    (1.05)     $    (1.05)     $      .73     $      .72

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price, with the following assumptions:

                                                                        Three Months
                                                     Year Ended            Ended                Year Ended
                                                    December 31,         December 31,         September 30,
                                                        1997                1996                   1996
                                                        ----                ----                   ----

Expected stock price volatility.........               18.6%                17.8%                 18.2%
Risk-free interest rate.................                5.8%                 6.3%                  6.7%
Expected life of options................              7.6 years           7.6 years             7.6 years
Expected dividend yield.................                1.1%                 1.3%                  1.3%

         The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options. Additionally, the proforma disclosures are not necessarily representative of the effects on reported income and earnings per share for future years because the stock options generally vest over three to five years and additional options may be granted in future years.

Stock award plan

         In 1996, Daniel's stockholders approved the adoption of a stock award plan that makes shares of Common Stock available for issuance as a part of the incentive compensation paid to executive and operating officers. During 1997, awards were granted for 70,000 shares and 1,557 shares were forfeited and became available for future grants, leaving 8,378 shares available for issuance at December 31, 1997. The stock awarded generally vests in one-third annual increments beginning one year after the award, although one award of 50,000 shares granted in 1997 vests in one-fifth annual increments beginning one year after the award.

Profit sharing and savings plan

         Daniel and its domestic subsidiaries offer defined contribution plans in which substantially all employees of adopting companies are eligible to participate. Annual contributions to the profit sharing portion of the Daniel Industries, Inc. Employees' Profit Sharing and Savings Plan (the "Plan") are discretionary and determined by Daniel's Board of Directors. Contributions to the savings portion of the Plan and to the plans of its subsidiaries were made in amounts as required by the plans. Daniel's contributions to these plans, which are expensed as incurred, were approximately $1,800,000, $481,000, $1,040,000 and $1,314,000 for the year ended December 31, 1997, the three month period ended December 31, 1996 and the years ended September 30, 1996 and 1995, respectively. Effective January 1, 1998, the plans maintained by Daniel's domestic subsidiaries were merged into the Plan.

Postretirement benefits

         Daniel provides certain health insurance benefits to certain of Bettis' retired employees and their eligible dependents at no cost to the retiree and at a nominal cost for the eligible dependent. The postretirement health insurance benefits costs and the related liabilities are not material for any period presented.

NOTE 14 - PREFERRED STOCK

         On May 31, 1990, the Board of Directors declared a dividend of one Preferred Share Purchase Right (the "Right") for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth share of a new series of junior participating preferred stock at an exercise price of $60, subject to adjustment. The Rights may only be exercised 10 days following a public announcement that a third party has acquired 20% or more of the outstanding common shares of Daniel or 10 days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a third party of 20% or more of the common shares. The Rights, which do not have voting rights, expire May 31, 2000, and, at Daniel's option, may be redeemed by Daniel prior to expiration for $.01 per Right. In the event that Daniel is acquired in a merger or other business combination, or 50% or more of its consolidated assets or earning power are sold, provision shall be made so that each holder of a Right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right.

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of quarterly financial data for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 30, 1996:

                                                                                         Basic         Diluted
                                                                                       Earnings        Earnings
                                                                       Net Income       (Loss)          (Loss)
                                         Revenues     Gross Profit       (Loss)        Per Share      Per Share
                                         --------     ------------       ------        ---------      ---------
                                                              (in thousands, except per share data)

Fiscal 1997 Quarter Ended:
   March 31, 1997.................          $58,907      $20,796       $     684        $   .04         $   .04
   June 30, 1997..................           67,229       24,333           2,511            .15             .15
   September 30, 1997.............           71,334       26,646           3,600            .21             .21
   December 31, 1997..............           71,391       27,019           3,779            .22             .21

Three Month Period Ended:
   December 31, 1996..............          $53,764      $17,492       $ (17,944)*      $ (1.05)        $ (1.05)

Fiscal 1996 Quarter Ended:
   December 31, 1995..............          $54,154      $19,816       $   2,810        $   .16         $   .16
   March 31, 1996.................           55,807       20,234           3,378            .20             .20
   June 30, 1996..................           54,516       19,885           3,024            .18             .17
   September 30, 1996.............           69,134       24,333           3,465            .20             .20

* Includes restructuring and other charges and losses on divestitures of non-core assets. (See Notes 2 and 3)

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

                         INFORMATION ON INDUSTRY SEGMENT
                                 (in thousands)

                                              Operating                     Capital     Depreciation
                                               Income        Identifiable   Expendi-        and
                                  Revenues     (Loss)           Assets        tures     Amortization
                                  --------     ------           ------        -----     ------------

Year Ended December 31, 1997
----------------------------
Fluid measurement and flow
   control products and
   systems ..................     $268,861     $ 29,765         $215,001     $  8,150     $  9,434
Corporate ...................         --         (9,318)          18,953        3,506          267
Other income and expense ....         --          1,339             --           --           --
Interest expense ............         --         (4,310)            --           --           --
                                  --------     --------         --------     --------     --------
       Total ................     $268,861     $ 17,476         $233,954     $ 11,656     $  9,701
                                  ========     ========         ========     ========     ========

Three Months Ended
December 31, 1996
-----------------
Fluid measurement and flow
   control products and
   systems ..................     $ 53,764     $    179         $213,411     $  2,109     $  2,981
Corporate ...................         --         (1,808)          20,164          998           61
Other charges and expense ...         --        (16,660)(a)         --           --           --
Interest expense ............         --         (1,155)            --           --           --
                                  --------     --------         --------     --------     --------
       Total ................     $ 53,764     $(19,444)        $233,575     $  3,107     $  3,042
                                  ========     ========         ========     ========     ========

Year Ended September 30, 1996
-----------------------------
Fluid measurement and flow
   control products and
   systems ..................     $228,796     $ 26,593         $227,449     $  6,718     $  9,305
Non-core businesses .........        4,815          127               75         --              4
                                  --------     --------         --------     --------     --------
Subtotal ....................      233,611       26,720          227,524        6,718        9,309
Corporate ...................         --         (5,744)          21,245          192          202
Other income and expense ....         --          3,447(b)          --           --           --
Interest expense ............         --         (3,545)            --           --           --
                                  --------     --------         --------     --------     --------
       Total ................     $233,611     $ 20,878         $248,769     $  6,910     $  9,511
                                  ========     ========         ========     ========     ========

Year Ended September 30, 1995
-----------------------------
Fluid measurement and flow
   control products and
   systems ..................     $191,069     $ 15,131         $180,230     $  6,031     $  9,010
Non-core businesses .........       32,359        3,467           18,474          207          541
                                  --------     --------         --------     --------     --------
Subtotal ....................      223,428       18,598          198,704        6,238        9,551
Corporate ...................         --         (5,953)          11,640          382          417
Other charges and expense ...         --        (24,075)(a)         --           --           --
Interest expense ............         --         (3,122)            --           --           --
                                  --------     --------         --------     --------     --------
       Total ................     $223,428     $(14,552)        $210,344     $  6,620     $  9,968
                                  ========     ========         ========     ========     ========

(a) Includes restructuring and other charges and losses on divestitures of non-core assets. (See Notes 2 and 3)
(b)  Includes gain from divestiture of non-core assets. (See Note 3)

                      INFORMATION ON GEOGRAPHIC OPERATIONS
                                 (in thousands)

                                          United
                                          States       Europe        Canada     Consolidated
                                          ------       ------        ------     ------------

Year Ended December 31, 1997
----------------------------
Revenues ...........................     $179,104     $ 58,345      $ 31,412     $268,861
                                         ========     ========      ========     ========
Operating income (loss) ............     $ 23,064     $ (1,605)     $  8,306     $ 29,765
                                         ========     ========      ========     ========
Identifiable assets at
   December 31, 1997 ...............     $123,069     $ 71,115      $ 20,817     $215,001
                                         ========     ========      ========     ========

Three Months Ended December 31, 1996
------------------------------------
Revenues ...........................     $ 36,749     $ 10,521      $  6,494     $ 53,764
                                         ========     ========      ========     ========
Operating income (loss)(a) .........     $  1,462     $ (2,769)     $  1,486     $    179
                                         ========     ========      ========     ========
Identifiable assets at
   December 31, 1996 ...............     $120,668     $ 74,740      $ 18,003     $213,411
                                         ========     ========      ========     ========

Year Ended September 30, 1996
-----------------------------
Revenues ...........................     $163,764     $ 46,415      $ 23,432     $233,611
                                         ========     ========      ========     ========
Operating income ...................     $ 20,980     $    855      $  4,885     $ 26,720
                                         ========     ========      ========     ========
Identifiable assets at
   September 30, 1996 ..............     $130,346     $ 80,224      $ 16,954     $227,524
                                         ========     ========      ========     ========

Year Ended September 30, 1995
-----------------------------
Revenues ...........................     $154,834     $ 42,484      $ 26,110     $223,428
                                         ========     ========      ========     ========
Operating income (loss)(a) .........     $ 13,331     $ (1,054)     $  6,321     $ 18,598
                                         ========     ========      ========     ========
Identifiable assets at
   September 30, 1995 ..............     $125,575     $ 55,042      $ 18,087     $198,704
                                         ========     ========      ========     ========

(a)   Includes restructuring and other charges.  (See Note 2)

         Included in United States revenues are export sales of $67,721,000, $13,421,000, $62,818,000 and $42,649,000 in the year ended December 31, 1997, the three month period ended December 31, 1996, and the years ended September 30, 1996 and 1995, respectively. These sales were primarily to Africa, the Far East, the Middle East and South America. At December 31, 1997 and 1996 and September 30, 1996 and 1995, Daniel's investment in consolidated foreign subsidiaries, primarily its subsidiaries in the United Kingdom, approximated $69,000,000, $54,600,000, $59,300,000 and $51,100,000.

         Foreign currency transaction gains and losses included in the Consolidated Statement of Operations were immaterial in all periods presented.

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER
    ------

      2.1 Plan and Agreement of Merger dated as of January 22, 1988, by and between Daniel Industries, Inc., a Texas corporation
                ("Daniel Texas"), and Daniel Industries, Inc., a Delaware corporation (the "Company"), filed as Exhibit 2.1 to Daniel's
                Registration of Securities of Certain Successor Issuers on Form
                8-B dated May 5, 1988 and incorporated by reference here.

      2.2 Agreement and Plan of Merger dated September 17, 1996 by and among Daniel, Blue Acquisition, Inc., and Bettis Corporation, filed as Exhibit 2.1 to Daniel's Registration Statement on Form
                S-4 (Reg. No. 333-14635) and incorporated by reference here.

      3.1       Certificate of Incorporation of Daniel, filed as Exhibit 3.1 to
                Daniel's Registration of Securities of Certain Successor Issuers on Form 8-B dated May 5, 1988 and incorporated by reference here.

      3.2       By-laws of Daniel, as amended through June 1, 1997, filed as
                Exhibit 3.1 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

      3.3       Certificate of Designation, Powers, Preferences and Rights of
                Series A Junior Participating Preferred Stock filed as Exhibit
                3.3 to Daniel's Form 8 amending its Annual Report on Form 10-K for the year ended September 30, 1990 and incorporated by reference here.

      4.1       Note Purchase Agreement dated as of December 5, 1988, between
                Daniel and The Variable Annuity Life Insurance Company, The
                Mutual Benefit Life Insurance Company, MONY Life Insurance
                Company of America and MONY Legacy Life Insurance Company
                (including the form of Daniel's Senior Notes in the aggregate principal amount of $20,000,000) filed as Exhibit 4.3 to Daniel's Annual Report on Form 10-K for the year ended September
                30, 1988 and incorporated by reference here.

      4.2       Rights Agreement dated as of May 31, 1990, between Daniel and
                Wachovia Bank and Trust Company, N.A., as Rights Agent, filed as
                Exhibit 1 to Daniel's Registration of Certain Classes of
                Securities on Form 8-A filed June 5, 1990 and incorporated by reference here.

      10.1      1977 Stock Option Plan, as amended and restated on June 17,
                1997.

      10.2      1981 Stock Option Plan, as amended and restated on December 31,
                1986, filed as Exhibit 19.2 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986 and incorporated by reference here.

      10.3      Form of Director's Stock Option Agreements dated October 9,
                1986, between Daniel Texas and the several non-employee directors, filed as Exhibit 19.1 to Daniel Texas's Quarterly
                Report on Form 10-Q for the quarter ended March 31, 1987 and incorporated by reference here.

      10.4 Form of Change in Control Agreement dated as of March 15, 1995, between Daniel and each of W. C. Clingman and M. R. Yellin, dated August 30, 1996 between Daniel and J. M Tidwell, dated
                February 6, 1997, between Daniel and each of W. T. Bratton and
                W.M. Krenek, filed as Exhibit 10.4 to Daniel's Annual Report on
                Form 10-K for the year ended September 30, 1995 and incorporated by reference here.

      10.5 Consulting Agreement between Daniel and W. A. Griffin effective as of February 3, 1995, filed as Exhibit 10.7 to Daniel's Annual
                Report on Form 10-K for the year ended September 30, 1996 and incorporated by reference here.

      10.6      Deferred Compensation Agreement dated March 6, 1996 between
                Daniel and Ronald C. Lassiter, filed as Exhibit 10.10 to
                Daniel's Annual Report on Form 10-K for the year ended September
                30, 1996 and incorporated by reference here.

      10.7      Employment Agreement dated July 30, 1996 between Daniel and
                James M. Tidwell, filed as Exhibit 10.11 to Daniel's Annual
                Report on Form 10-K for the year ended September 30, 1996 and incorporated by reference here.

      10.8 1995 Non-Employee Director's Stock Option Plan, as amended and restated on December 12, 1996, filed as Exhibit 10.1 to Daniel's
                Quarterly Report on Form 10-Q for the quarter ended December 31,
                1996 and incorporated by reference here.

      10.9      Stock Award Plan dated as of December 8, 1995, filed as Exhibit
                10.11 to Daniel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference here.

      10.10     Daniel Industries, Inc. 1997 Stock Option Plan, filed as Exhibit
                10.1 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

      10.11     Daniel Industries, Inc. 1997 Non-Employee Director Stock Option
                Plan, filed as Exhibit 10.2 to Daniel's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

      10.12     Employment Agreement dated June 17, 1997 between Daniel and
                Thomas A. Newton, Jr., filed as Exhibit 10.3 to Daniel's
                Quarterly Report on Form 10-Q for the quarter ended September
                30, 1997 and incorporated by reference here.

      10.13     StockAward Agreement dated June 17, 1997 between Daniel and
                Thomas A. Newton, Jr., filed as Exhibit 10.4 to Daniel's
                Quarterly Report on Form 10-Q for the quarter ended September
                30, 1997 and incorporated by reference here.

      10.14 Change in Control Agreement dated June 17, 1997 between Daniel and Thomas A. Newton, Jr., filed as Exhibit 10.5 to Daniel's
                Quarterly Report on Form 10-Q for the quarter ended September
                30, 1997 and incorporated by reference here.

      10.15 Change in Control Agreement dated June 17, 1997 between Daniel and Ronald C. Lassiter, filed as Exhibit 10.6 to Daniel's
                Quarterly Report on Form 10-Q for the quarter ended September
                30, 1997 and incorporated by reference here.

      10.16 Form of Change in Control Agreement between the Company and each of Daniel J. Sarik, Katie-Pat Bowman and Michael T. Atkins, filed as Exhibit 10.7 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

      10.17     Severance Agreement between Daniel and W.T. Batton dated
                February 6, 1996.

      10.18     Credit Agreement dated November 19, 1997 between Daniel and Bank
                One, Texas N.A., Texas Commerce Bank National Association, CIBC
                Inc., and Credit Lyonnais New York Branch.

      21        Significant Subsidiaries of Daniel.

      23(a)     Consent of Price Waterhouse LLP

      23(b)     Consent of Coopers & Lybrand L.L.P.

      27        Financial data schedule.