Form 10-Q
period 1998-03-31
DANIEL INDUSTRIES INC
filed 1998-05-15
CIK 26821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

                          Commission File Number 1-6098
                                                 ------


                             DANIEL INDUSTRIES, INC.
                             -----------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

         On May 8, 1998, there were outstanding 17,410,996 shares of Common Stock, $1.25 par value, of the registrant.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share data)
                                   (Unaudited)


                                                                                       March 31,       December 31,
                                                                                         1998              1997
                                                                                     ------------      ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................     $      7,543      $      7,563
     Receivables, net of reserve of $1,494 and $1,645 ..........................           58,539            60,908
     Costs and estimated earnings in excess of billings
           on uncompleted contracts ............................................            5,942             6,635
     Inventories ...............................................................           54,472            49,688
     Deferred taxes on income ..................................................            5,811             5,957
     Other .....................................................................            4,261             4,713
                                                                                     ------------      ------------
           Total current assets ................................................          136,568           135,464
Property, plant and equipment, net .............................................           63,827            62,990
Intangibles and other assets ...................................................           35,577            35,500
                                                                                     ------------      ------------
           Total assets ........................................................     $    235,972      $    233,954
                                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Notes payable .............................................................     $      7,007      $      7,984
     Current maturities of long-term debt ......................................            7,604             7,602
     Accounts payable ..........................................................           21,191            21,441
     Accrued liabilities .......................................................           19,683            21,387
                                                                                     ------------      ------------
             Total current liabilities .........................................           55,485            58,414
 Long-term debt ................................................................           38,019            37,283
 Deferred taxes on income ......................................................            8,016             7,831
                                                                                     ------------      ------------
             Total liabilities .................................................          101,520           103,528
                                                                                     ------------      ------------

 Stockholders' equity:
     Preferred stock, $1.00 par value, 1,000 shares authorized, 150 shares designated as Series A junior participating preferred stock, no shares issued or outstanding ...................................
     Common stock, $1.25 par value, 40,000 shares authorized, 17,366 and
             17,321 shares issued ..............................................           21,708            21,651
     Capital in excess of par value ............................................           94,720            94,218
     Accumulated other comprehensive income ....................................           (4,178)           (4,684)
     Retained earnings .........................................................           22,202            19,241
                                                                                     ------------      ------------
             Total stockholders' equity ........................................          134,452           130,426
                                                                                     ------------      ------------
             Total liabilities and stockholders' equity ........................     $    235,972      $    233,954
                                                                                     ============      ============


     See accompanying Notes to Consolidated Condensed Financial Statements.

                             DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)


                                                                  Quarter Ended March 31,
                                                                 -------------------------
                                                                    1998           1997
                                                                 ----------     ----------
Revenues ...................................................     $   67,210     $   58,907
                                                                 ----------     ----------
Costs, expenses and other income:
     Cost of sales .........................................         41,553         38,111
     Selling, engineering and administrative expenses ......         18,077         17,936
     Research and development expenses .....................          1,143            996
     Interest and other expenses ...........................            449            727
                                                                 ----------     ----------
           Total costs, expenses and other income ..........         61,222         57,770
                                                                 ----------     ----------


Income before income tax expense ...........................          5,988          1,137

Income tax expense .........................................          2,246            453
                                                                 ----------     ----------

Net income .................................................     $    3,742     $      684
                                                                 ==========     ==========

Basic earnings per common share ............................     $      .22     $      .04
                                                                 ==========     ==========
Diluted earnings per common share ..........................     $      .21     $      .04
                                                                 ==========     ==========
Cash dividends per common share ............................     $     .045     $     .045
                                                                 ==========     ==========
Average shares outstanding .................................         17,331         17,081
                                                                 ==========     ==========
Average diluted shares outstanding .........................         18,053         17,279
                                                                 ==========     ==========


                             DANIEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (Unaudited)


                                                                  Quarter Ended March 31,
                                                                 -------------------------
                                                                    1998           1997
                                                                 ----------     ----------
Net income .................................................     $    3,742     $      684
Other comprehensive income, net of tax:
      Foreign currency translation adjustments .............            506         (2,316)
                                                                 ----------     ----------
Comprehensive income .......................................     $    4,248     $   (1,632)
                                                                 ==========     ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                             DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Condensed)
                                 (in thousands)
                                   (Unaudited)


                                                                       Quarter Ended March 31,
                                                                      --------------------------
                                                                         1998            1997
                                                                      ----------      ----------
Cash flows from operating activities:
    Net income ..................................................     $    3,742      $      684
       Adjustments to reconcile net income to net cash used
       in operating activities:
           Depreciation and amortization ........................          2,268           2,367
           Changes in operating assets and liabilities ..........         (3,009)         (7,472)
                                                                      ----------      ----------
Net cash provided by (used in) operating activities .............          3,001          (4,421)
                                                                      ----------      ----------

Cash flows from investing activities:
    Capital expenditures ........................................         (3,277)         (1,819)
    Proceeds from sales of assets ...............................            657             452
                                                                      ----------      ----------
Net cash used in investing activities ...........................         (2,620)         (1,367)
                                                                      ----------      ----------

Cash flows from financing activities:
    Net borrowings (payments) under notes payable ...............         (1,168)          6,584
    Net borrowings (payments) on long-term debt .................            929          (1,876)
    Cash dividends paid .........................................           (781)           (768)
    Activity under stock option plans ...........................            560             161
                                                                      ----------      ----------
Net cash provided by (used in) financing activities .............           (460)          4,101
                                                                      ----------      ----------

Effect of exchange rate changes on cash .........................             59            (200)
                                                                      ----------      ----------

Decrease in cash and cash equivalents ...........................            (20)         (1,887)

Cash and cash equivalents, beginning of period ..................          7,563           5,423
                                                                      ----------      ----------
Cash and cash equivalents, end of period ........................     $    7,543      $    3,536
                                                                      ==========      ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - General

         The foregoing financial statements have been prepared from the books and records of Daniel Industries, Inc. ("Daniel" or the "Company") without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented are reflected in the financial statements.

         These condensed statements should be read in conjunction with the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior year amounts in order to conform to the current year classifications.

         The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise" for its year ending December 31, 1998. SFAS 131 requires disclosure of select information regarding the operating segments of the Company. However, in accordance with SFAS 131, these disclosures need not be applied to interim financial statements in the initial year of application.

Note 2 - Earnings Per Share

         Effective with its December 31, 1997 financial statements, the Company implemented Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the presentation of both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. While diluted earnings per share is computed similarly, it also provides for the effect that securities such as common stock options, if dilutive, would have on net income and average common shares outstanding if exercised at the beginning of the year. For the quarters ended March 31, 1998 and 1997, average shares outstanding were increased by 722,000 and 198,000, respectively, for stock options assumed exercised to arrive at weighted average shares outstanding for purposes of calculating diluted earnings per share. Net income remained the same in the calculation of both basic and diluted earnings per share for all periods presented.

Note 3 - Comprehensive Income

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new requirements for reporting comprehensive income and its components. Adoption of this statement had no impact on the Company's net income or stockholders' equity for the periods presented. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) for the quarters ended March 31, 1998 and 1997 amounted to approximately $4.2 million and $(1.6) million, respectively.

Note 4 - Inventories


                                                                        March 31,      December 31,
                                                                          1998             1997
                                                                      ------------     ------------
                                                                            (in thousands)
Raw materials ...................................................     $     26,043     $     24,330
Work in process .................................................           14,912           13,329
Finished goods ..................................................           20,669           19,097
                                                                      ------------     ------------
     Inventories before LIFO reserve ............................           61,624           56,756
Less LIFO reserve ...............................................            7,152            7,068
                                                                      ------------     ------------
     Total inventories ..........................................     $     54,472     $     49,688
                                                                      ============     ============


Note 5 - Debt

         Long-term debt includes the following:


                                                                        March 31,      December 31,
                                                                          1998             1997
                                                                      ------------     ------------
                                                                             (in thousands)
Term loan from banks (unsecured); 6.77% interest
    payable monthly; principal payable in quarterly
    installments of $1,071; matures April 30, 2004 ..............     $     27,857     $     28,929
Revolving credit facility (unsecured); interest (6.44% at
    March 31, 1998 and 6.69% at December 31, 1997)
    payable monthly; matures April 30, 2000 .....................           12,000           10,000
Term loan from bank (secured); interest at Canadian
    prime rate (6.50% at March 31, 1998 and 6.00% at
    December 31, 1997); principal and interest payable
    monthly; payable through August 31, 2001 ....................            1,233            1,311
Payable to four insurance companies (unsecured);
    11.5%; final annual principal installment of $2,857
    due December 1, 1998; interest payable semi-
    annually ....................................................            2,857            2,857
Miscellaneous obligations .......................................            1,676            1,788
                                                                      ------------     ------------
          Total obligations .....................................           45,623           44,885
 Less portion due within one year ...............................            7,604            7,602
                                                                      ------------     ------------
          Long-term debt ........................................     $     38,019     $     37,283
                                                                      ============     ============

         The terms of certain financing agreements contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures and various financial ratios, including debt to equity.

         At March 31, 1998, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $38,740,000, which are available for short-term borrowings or issuance of letters of credit. At March 31, 1998 and December 31, 1997, borrowings under these lines were $7,000,000 and $8,000,000, respectively, with approximately $10,900,000 available for short-term borrowings at March 31, 1998. The Company had letters of credit outstanding at March 31, 1998 totaling $12,300,000 under these lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Quarter Ended March 31, 1998 vs. Quarter Ended March 31, 1997

         Revenues for the quarter ended March 31, 1998 were $67,210,000 compared to $58,907,000 for the same period in 1997. The increase can be attributed to successful integration of businesses acquired in mid-1996, an increase in large pipeline projects requiring slab gate valves, and increased revenues from the sale of differential and ultrasonic metering products. The Company's backlog at March 31, 1998 was $75,938,000, an increase of 5% and 7% from the backlog balance at December 31, 1997 and March 31, 1997, respectively.

         The gross profit margin for the quarter ended March 31, 1998 increased to 38% of revenues from 35% of revenues in the quarter ended March 31, 1997. The increased margin is primarily attributable to improved margins on the sales of valves and valve actuators due to an increase in gate valve sales, increased throughput, selective price increases, and cost savings initiatives.

         Selling, engineering and administrative ("SE&A") expenses increased $141,000 to $18,077,000 in the current period when compared to the same quarter of last year. The increase was primarily attributable to increased selling expenses of $212,000. As a percentage of revenues, however, SE&A expenses were 27% in the quarter ended March 31, 1998 compared to 30% in the same period of last year. Research and development expenses increased $147,000 to $1,143,000 in the current period reflecting increased spending on electronic development projects.

         The favorable variance in interest and other expense was due primarily to the net effect of a gain on the sale of an investment and a payment relating to the settlement of a lawsuit.

         The effective tax rate for the three months ended March 31, 1998 was 37.5% as compared to 39.8% for the same period in the prior year. The decrease was principally due to foreign losses in the prior year for which no tax benefit was allowed.

                         Liquidity and Capital Resources

         The primary sources of the Company's liquidity for the three months ended March 31, 1998 were internally generated funds, long-term borrowings, and proceeds from the sale of assets. These funds were used primarily for capital expenditures, reduction of short-term borrowings, and payment of cash dividends.

         Working capital at March 31, 1998 of $81,083,000 reflects an increase of $4,033,000 from the balance at December 31, 1997. The change is primarily due to an increase in inventories. Daniel considers its financial position to be strong with a current ratio at March 31, 1998 of 2.5 to 1.0. Working capital at March 31, 1998 included $60,283,000 in inventory and deferred tax assets, which are not as liquid as other current assets.

         Capital expenditures for the quarter ended March 31, 1998 were $3,277,000. The Company continues to seek acquisitions that would build upon its expertise in the manufacture and sale of fluid measurement, flow control, actuation and analytical products and services.

         The Company believes that its working capital, cash generated from operations and amounts available under its short-term lines of credit will be adequate to meet its operating needs for the foreseeable future.

                                    Year 2000

         The "Year 2000" issue is the inability of computer hardware and software to correctly recognize the change in date from 1999 to 2000. The Company recognizes that the Year 2000 issue creates significant uncertainty and that Year 2000 compliance to safeguard operations and minimize business disruption is a key business obligation. While the Company has a program in progress to ensure that critical business systems, products and services are Year 2000 compliant, the assessment of existing products and services is incomplete. Based on the assessments completed to date, the Company believes that Year 2000 problems can be overcome. Although an estimate of the cost of addressing the issue has not been completed, the Company does not believe that the costs will be material. Costs incurred to become Year 2000 compliant will be treated as period costs and expensed as incurred.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                      27    Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DANIEL INDUSTRIES, INC.
                                       -----------------------
                                             (Registrant)


Date:  May 14, 1998                    By: /s/  James M. Tidwell
       ------------                        -------------------------------------
                                       Executive Vice President and
                                       Chief Financial Officer


Date:  May 14, 1998                    By: /s/  Wilfred M. Krenek
       ------------                        -------------------------------------
                                       Vice President, Controller and
                                       Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27              Financial Data Schedule