Form 10-Q
period 1998-06-30
DANIEL INDUSTRIES INC
filed 1998-08-14
CIK 26821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________


                          Commission File Number 1-6098


                             DANIEL INDUSTRIES, INC.
                            -------------------------
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


         On August 11, 1998, there were outstanding 17,493,358 shares of Common Stock, $1.25 par value, of the registrant.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share data)
                                   (Unaudited)


                                                                                      June 30,     December 31,
                                                                                       1998           1997
                                                                                     ---------      ---------
                                                         ASSETS
Current assets:
     Cash and cash equivalents .................................................     $   6,124      $   7,563
     Receivables, net of reserve of $1,485 and $1,645 ..........................        63,771         60,908
     Costs and estimated earnings in excess of billings
             on uncompleted contracts ..........................................         5,887          6,635
     Inventories ...............................................................        51,028         49,688
     Deferred taxes on income ..................................................         5,692          5,957
     Other .....................................................................         5,631          4,713
                                                                                     ---------      ---------
             Total current assets ..............................................       138,133        135,464
Property, plant and equipment, net .............................................        64,441         62,990
Intangibles and other assets ...................................................        36,069         35,500
                                                                                     ---------      ---------
             Total assets ......................................................     $ 238,643      $ 233,954
                                                                                     =========      =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable ..............................................................     $   2,262      $   7,984
    Current maturities of long-term debt .......................................         7,594          7,602
    Accounts payable ...........................................................        18,898         21,441
    Accrued liabilities ........................................................        21,803         21,387
                                                                                     ---------      ---------
            Total current liabilities ..........................................        50,557         58,414
Long-term debt .................................................................        41,166         37,283
Deferred taxes on income .......................................................         7,744          7,831
                                                                                     ---------      ---------
            Total liabilities ..................................................        99,467        103,528
                                                                                     ---------      ---------

Stockholders' equity:
    Preferred stock, $1.00 par value, 1,000 shares authorized, 150 shares designated as Series A junior participating preferred stock, no shares issued or outstanding
    Common stock, $1.25 par value,  40,000 shares  authorized, 17,455
            and 17,321 shares issued ...........................................        21,819         21,651
    Capital in excess of par value .............................................        95,924         94,218
    Accumulated other comprehensive income .....................................        (4,377)        (4,684)
    Retained earnings ..........................................................        25,810         19,241
                                                                                     ---------      ---------
            Total stockholders' equity .........................................       139,176        130,426
                                                                                     ---------      ---------
            Total liabilities and stockholders' equity .........................     $ 238,643      $ 233,954
                                                                                     =========      =========






     See accompanying Notes to Consolidated Condensed Financial Statements.

                             DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)

                                                                         Quarter Ended            Six Months Ended
                                                                            June 30,                  June 30,
                                                                      ---------------------     ---------------------
                                                                         1998        1997         1998         1997
                                                                      --------     --------     --------     --------
Revenues ........................................................     $ 77,300     $ 67,229     $144,510     $126,136
Cost of sales ...................................................       48,643       42,896       90,196       81,007
                                                                      --------     --------     --------     --------

Gross margin ....................................................       28,657       24,333       54,314       45,129
Selling, engineering and
     administrative expenses ....................................       20,857       19,584       40,077       38,516
                                                                      --------     --------     --------     --------

Operating Income ................................................        7,800        4,749       14,237        6,613
 Interest and other expenses, net ...............................          772          419        1,221        1,146
                                                                      --------     --------     --------     --------

Income before income taxes ......................................        7,028        4,330       13,016        5,467
Income taxes ....................................................        2,635        1,819        4,881        2,272
                                                                      --------     --------     --------     --------
Net income ......................................................     $  4,393     $  2,511     $  8,135     $  3,195
                                                                      ========     ========     ========     ========
Income per common share:
     Basic ......................................................     $    .25     $    .15     $    .47     $    .19
                                                                      ========     ========     ========     ========
     Diluted ....................................................     $    .24     $    .15     $    .45     $    .18
                                                                      ========     ========     ========     ========
Cash dividends per common share .................................     $   .045     $   .045     $   .090     $   .090
                                                                      ========     ========     ========     ========
Average basic shares outstanding ................................       17,411       17,090       17,371       17,085
                                                                      ========     ========     ========     ========
Average diluted shares outstanding ..............................       18,077       17,281       18,038       17,277
                                                                      ========     ========     ========     ========

                             DANIEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (Unaudited)

                                                                         Quarter Ended            Six Months Ended
                                                                            June 30,                  June 30,
                                                                      ---------------------     ---------------------
                                                                         1998        1997         1998         1997
                                                                      --------     --------     --------     --------
Net income ......................................................     $  4,393     $  2,511     $  8,135     $  3,195
Other comprehensive income, net of tax:
      Foreign currency translation adjustment ...................         (199)        (297)         307       (2,613)
                                                                      --------     --------     --------     --------
Comprehensive income ............................................     $  4,194     $  2,214     $  8,442     $    582
                                                                      ========     ========     ========     ========



     See accompanying Notes to Consolidated Condensed Financial Statements.

                             DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Condensed)
                                 (in thousands)
                                   (Unaudited)


                                                                  Six Months Ended June 30,
                                                                 --------------------------
                                                                    1998            1997
                                                                 ----------      ----------
Cash flows from operating activities:
    Net income .............................................     $    8,135      $    3,195
       Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization ...................          5,249           5,028
           Changes in operating assets and liabilities .....         (8,732)         (6,563)
                                                                 ----------      ----------
Net cash provided by operating activities ..................          4,652           1,660
                                                                 ----------      ----------

Cash flows from investing activities:
    Capital expenditures ...................................         (6,536)         (4,067)
    Proceeds from sales of assets ..........................          2,444           2,772
                                                                 ----------      ----------
Net cash used in investing activities ......................         (4,092)         (1,295)
                                                                 ----------      ----------

Cash flows from financing activities:
    Net borrowings (payments) under notes payable ..........         (5,730)          1,630
    Net borrowings (payments) on long-term debt ............          3,883          (1,157)
    Cash dividends paid ....................................         (1,566)         (1,538)
    Activity under stock option plans ......................          1,399             161
                                                                 ----------      ----------
Net cash used in financing activities ......................         (2,014)           (904)
                                                                 ----------      ----------

Effect of exchange rate changes on cash ....................             15             (77)
                                                                 ----------      ----------

Decrease in cash and cash equivalents ......................         (1,439)           (616)
Cash and cash equivalents, beginning of period .............          7,563           5,423
                                                                 ----------      ----------
Cash and cash equivalents, end of period ...................     $    6,124      $    4,807
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

         The Company intends to adopt the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", issued on June 15, 1998. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (i.e., the Company's fiscal year beginning January 1, 2000.) SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value will be recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. Due to Daniel's limited use of derivative instruments, management anticipates that adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Note 2 - Earnings Per Share

         Effective with its December 31, 1997 financial statements, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the presentation of both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. While diluted earnings per share is computed similarly, it also provides for the effect that securities such as common stock options, if dilutive, would have on net income and average common shares outstanding if exercised at the beginning of the year. For the six months ended June 30, 1998 and 1997, average shares outstanding were increased by 667,000 and 192,000, respectively, for stock options assumed exercised to arrive at weighted average shares outstanding for purposes of calculating diluted earnings per share. Net income remained the same in the calculation of both basic and diluted earnings per share for all periods presented.

Note 3 - Comprehensive Income

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new requirements for reporting comprehensive income and its components. Adoption of this statement had no impact on the Company's net income or stockholders' equity for the periods presented. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Note 4 - Inventories

                                                                                               June 30,       December 31,
                                                                                                 1998            1997
                                                                                               ----------     ----------
                                                                                                     (in thousands)
Raw materials ............................................................................     $   25,083     $   24,330
Work in process ..........................................................................         13,732         13,329
Finished goods ...........................................................................         19,562         19,097
                                                                                               ----------     ----------
     Inventories before LIFO reserve .....................................................         58,377         56,756
Less LIFO reserve ........................................................................          7,349          7,068
                                                                                               ----------     ----------
     Total inventories ...................................................................     $   51,028     $   49,688
                                                                                               ==========     ==========


Note 5 - Debt

         Long-term debt includes the following:

                                                                                               June 30,       December 31,
                                                                                                 1998            1997
                                                                                               ----------     ----------
                                                                                                     (in thousands)
Term loan from banks (unsecured); interest (6.65% at June 30, 1998 and 6.77% at
    December 31, 1997) payable monthly; principal payable in quarterly installments of
    $1,071; matures April 30, 2004 .......................................................     $   26,786     $   28,929
Revolving credit facility (unsecured); interest (6.27% at June 30, 1998 and 6.69%
    at December 31, 1997) payable monthly; matures April 30, 2000 ........................         16,300         10,000
Term loan from bank (secured); interest at Canadian prime rate (6.50% at June 30, 1998 and 6.00% at December 31, 1997); principal and interest payable monthly;
    payable through August 31, 2001 ......................................................          1,107          1,311
Payable to four insurance companies (unsecured); interest (11.5%) payable
    semi-annually; final annual principal installment of $2,857 due December 1, 1998 .....          2,857          2,857
Miscellaneous obligations ................................................................          1,710          1,788
                                                                                               ----------     ----------
    Total obligations ....................................................................         48,760         44,885
Less portion due within one year .........................................................          7,594          7,602
                                                                                               ----------     ----------
    Long-term debt .......................................................................     $   41,166     $   37,283
                                                                                               ==========     ==========


         The terms of certain financing agreements contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures and various financial ratios, including debt to equity.

         At June 30, 1998, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $37,220,000, which are available for short-term borrowings or issuance of letters of credit. At June 30, 1998 and December 31, 1997, borrowings under these lines were $2,262,000 and $8,000,000, respectively, with approximately $15,607,000 available for short-term borrowings at June 30, 1998. The Company had letters of credit outstanding at June 30, 1998 totaling $11,223,000 under these lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This material contains "forward-looking statements" as defined in the Securities Exchange Acts of 1933 and 1934 that could involve substantial risk and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements may differ materially from results suggested by these forward-looking statements.

        Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

         Revenues for the six months ended June 30, 1998 were $144,510,000 compared to $126,136,000 for the same period in 1997. The increase was primarily due to the Company's actuator and valve businesses, largely the result of the strength of their respective markets in Canada and Latin America. Daniel's measurement and control business revenues posted only slight gains when compared to revenues in the first six months of last year. The Company's backlog at June 30, 1998 was $79,475,000, an increase of 10% from the backlog balance at December 31, 1997, but flat when compared to the same period of last year.

         The gross margin for the six months ended June 30, 1998 increased to 38% of revenues from 36% for the same period in 1997. The Company's valve and actuator businesses showed margin improvement due to higher throughput, continued improvements in manufacturing and selective price increases. The gross margin of the measurement and control business declined slightly due to operating inefficiencies of the metering systems business. In order to improve its profitability into the future, the metering systems business has been restructured and streamlined to operate more efficiently in current market conditions.

         Selling, engineering and administrative ("SE&A") expenses increased $1,561,000 to $40,077,000 in the current period, largely due to increased sales commissions and travel expenses. However, as a percentage of revenues, SE&A expenses were 28% for the six months ended June 30, 1998 compared to 31% in the same period of last year.

         Net interest and other expenses increased $75,000 to $1,221,000 in the first six months of 1998 compared to the same period last year. This was primarily due to lower interest income in the current period, resulting from the May 1997 early payoff of a previously discounted note received from the sale of a business unit.

         The effective tax rate for the six months ended June 30, 1998 was 37.5% as compared to 41.6% for the same period in the prior year. The decrease was principally due to foreign losses in the prior year for which no tax benefit was allowed.

           Quarter Ended June 30, 1998 vs. Quarter Ended June 30, 1997

         Revenues for the quarter ended June 30, 1998 were $77,300,000 compared to $67,229,000 for the same period in 1997. The increase was primarily due to continued growth of the Company's actuator operations resulting from increased project activity, particularly in the North Sea and Canada, coupled with an increase in pipeline projects requiring large diameter gate valves which were provided by Daniel's valve operations. Revenues of the Company's measurement and control business were flat for the second quarter of 1998 when compared to the 1997 second quarter.

         The gross margin for the quarter increased to 37% of revenues from 36% in the same quarter of last year. The increased margin is attributable to the Company's actuator and valve operations due to large pipeline projects, increased throughput, continued cost cutting initiatives and selective price increases. The gross margin of Daniel's measurement and control operations, however, was flat when compared to the same period of last year. The operations did experience gross margin gains, particularly in Canada, which were offset by a margin decline in the metering systems area, primarily in the Pacific Rim and Middle East, and reduced contribution of high margin spare parts relative to the total sales mix. The Company has since taken steps to streamline the metering systems business in response to current market conditions.

         Selling, engineering and administrative ("SE&A") expenses increased $1,273,000 to $20,857,000 in the current period when compared to the same quarter of last year. The increase was primarily due to increased selling expenses, principally commissions, associated with increased sales. However, as a percentage of revenues, SE&A expenses were 27% for the quarter ended June 30, 1998 compared to 29% in the same quarter of last year.

         Net interest and other expenses increased $353,000 to $772,000 in the second quarter of 1998 compared to the same period of last year. This was largely attributable to lower interest income in the current quarter, resulting from the May 1997 early payoff of a previously discounted note received from the sale of a business unit.

         The effective tax rate for the quarter ended June 30, 1998 was 37.5% as compared to 42.0% for the same quarter of last year. The decrease was principally due to foreign losses in 1997 for which no tax benefit was allowed.

                         Liquidity and Capital Resources

         The primary sources of the Company's liquidity for the six months ended June 30, 1998 were internally generated funds, long-term borrowings, and proceeds from the sale of assets. These funds were used primarily for capital expenditures, reduction of short-term borrowings, and payment of cash dividends.

         Working capital at June 30, 1998 of $87,576,000 reflects an increase of $10,526,000 from December 31, 1997. The change is primarily due to increases in receivables and inventory related to the increased sales coupled with a reduction of notes and accounts payable. Daniel considers its financial position to be strong with a current ratio at June 30, 1998 of 2.7 to 1.0. Working capital at June 30, 1998 included $56,720,000 in inventory and deferred tax assets, which are not as liquid as other current assets.

         Capital expenditures for the six months ended June 30, 1998 were $6,536,000. The Company continues to seek acquisitions that would build upon its expertise in the manufacture and sale of fluid measurement, flow control, actuation and analytical products and services.

         The Company believes that its working capital, cash generated from operations and amounts available under its short-term lines of credit will be adequate to meet its operating needs for the foreseeable future.

                                    Year 2000

         The "Year 2000" issue is the inability of computer systems (both hardware and software) to recognize the change in date from 1999 to 2000. The issue affects not only information technology ("IT") but non-IT systems as well. Non-IT systems typically include embedded technology such as microcontrollers. These system types are more difficult to assess and often require replacement rather than repair. The Company has recognized the significant uncertainty associated with the Year 2000 issue and has developed a team approach at each of its business segments. These teams are charged with the responsibility of eliminating or minimizing any effects Year 2000 issues may have.

Products

         The Company has established a phased program for testing its products for Year 2000 compliance. Phase One of that testing program, the testing of currently marketed products, is scheduled to be substantially completed by November 30, 1998 and is currently ahead of schedule. At this time, the Company, although unable to accurately estimate the cost of modifications, does not believe that significant costs will be incurred. It is Daniel's current intention to have substantially all necessary modifications completed and tested by June 30, 1999.

         Certain of the Company's products contain customized software, either added by the customer after delivery or, at the customer's request, added by the Company. Testing of such customized products is usually only practical at the customer's location and will generally be undertaken only if requested, and paid for, by the customer.

Internal Systems

         The review of Daniel's internal systems is proceeding toward a scheduled completion date of September 30, 1998. At the present time, no "mission critical" systems requiring significant modification or replacement have been identified, other than the management information systems discussed below.

         The Company is in the final phase of implementing a new management information system, licensed from JD Edwards World Solutions Company ("JD Edwards"), which will be utilized at two of the Company's domestic operating divisions as well as at Corporate headquarters. This new system replaces various obsolete legacy systems that have been developed internally over many years. The decision to replace the existing systems during 1998 was heavily influenced by the extremely high estimate of the costs required to make the legacy systems Year 2000 compliant. The cost of the new JD Edwards system, which will be amortized over its expected useful life, was approximately $4,700,000, exclusive of the internal costs of installation and related systems modification.

         The essential management information systems of Daniel's other operating divisions are either substantially Year 2000 compliant due to the installation of regular upgrades to existing systems, which are primarily packaged systems provided by a major supplier, or will be made compliant through such upgrades prior to the end of 1999. No material expenditures which would not have been made, absent Year 2000 considerations, have been required in relation to the various upgrades.

Vendors

         Daniel is in the process of identifying and communicating with those of its suppliers and vendors, where failure by such third parties to achieve Year 2000 compliance could reasonably be expected to have a material, lasting impact on the Company. This process is scheduled to be substantially complete prior to December 31, 1998. When the survey process is completed, the Company intends to develop a contingency plan to deal with the identified significant risks, if any. With the exception of third parties, such as banks and telephone service providers, where business interruption would impact a large section of the economy, the Company has not identified any significant dependency for which alternate sources are not readily available.

"Most Likely Worst Case Scenario"

         The Company has not developed a "most likely worst case scenario" as referred to by the Securities and Exchange Commission. If reasonably quantifiable risks are identified, development of such a scenario will be considered.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF THE MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 14, 1998. At the meeting, three Class II directors were elected by a vote of holders of Common Stock, as outlined in the Company's Proxy Statement related to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees
(1):


        Nominee                         Votes Cast        Votes in Favor     Votes Withheld
        -------                         ----------        --------------     -------------
R.C. Lassiter ................          16,094,642          15,966,132             128,510
Thomas J. Keefe ..............          16,094,642          15,964,750             129,892
Michael M. Carroll ...........          16,094,642          15,962,996             131,646


         The other items voted upon at the meeting were to approve and ratify the Daniel Industries, Inc. 1997 Stock Option Plan and the 1997 Non-Employee Director Stock Option Plan, with votes cast as follows (1):

                                                              In Favor                    Against                    Abstain
                                                      ----------------------        -------------------        -------------------
                                     Votes Cast         Votes            %           Votes           %          Votes           %
                                     ----------       ----------        ----        -------        ----        -------         ----
1997 Stock Option Plan: ......       16,094,642       13,215,975        82.1      2,610,134        16.2        268,533         1.7

1997 Non-Employee
Director Stock
Option Plan: .................       16,094,642       15,027,177        93.3        782,502         4.9        284,963         1.8


(1)  There were no Broker Non-Votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  27          Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    DANIEL INDUSTRIES, INC.
                                                  ----------------------------
                                                         (Registrant)




Date:  August 14, 1998                         By: /s/ James M. Tidwell
                                                  ----------------------
                                               Executive Vice President and
                                               Chief Financial Officer


Date:  August 14, 1998                         By: /s/ Wilfred M. Krenek
                                                   ----------------------
                                               Vice President, Controller and
                                               Chief Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
 Number                             Description
-------                             -----------
27                            Financial Data Schedule