Form 10-Q
period 1998-09-30
DANIEL INDUSTRIES INC
filed 1998-11-13
CIK 26821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                   9753 Pine Lake Drive, Houston, Texas 77055
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  713-467-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No     .
                                             -----    -----

         On November 9, 1998, there were outstanding 17,507,680 shares of Common Stock, $1.25 par value, of the registrant.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share data)
                                   (Unaudited)



                                                                                 September 30,    December 31,
                                                                                     1998            1997
                                                                                 -------------    ------------
                                               ASSETS
Current assets:
     Cash and cash equivalents ..............................................     $    4,891      $    7,563
     Receivables, net of reserve of $1,516 and $1,645 .......................         65,679          60,908
     Costs and estimated earnings in excess of billings
             on uncompleted contracts .......................................          7,024           6,635
     Inventories ............................................................         51,677          49,688
     Deferred taxes on income ...............................................          5,560           5,957
     Other ..................................................................          4,003           4,713
                                                                                  ----------      ----------
             Total current assets ...........................................        138,834         135,464
Property, plant and equipment, net ..........................................         65,428          62,990
Intangibles and other assets ................................................         36,296          35,500
                                                                                  ----------      ----------
             Total assets ...................................................     $  240,558      $  233,954
                                                                                  ==========      ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable ...........................................................     $    5,675      $    7,984
    Current maturities of long-term debt ....................................          7,615           7,602
    Accounts payable ........................................................         14,618          21,441
    Accrued liabilities .....................................................         27,205          21,387
                                                                                  ----------      ----------
            Total current liabilities .......................................         55,113          58,414
Long-term debt ..............................................................         33,817          37,283
Deferred taxes on income ....................................................          7,693           7,831
                                                                                  ----------      ----------
            Total liabilities ...............................................         96,623         103,528
                                                                                  ----------      ----------

Stockholders' equity:
    Preferred stock, $1.00 par value, 1,000 shares authorized, 150 shares designated as Series A junior participating preferred stock, no shares issued or outstanding
    Common stock, $1.25 par value,  40,000 shares
            authorized, 17,493 and 17,321 shares issued .....................         21,867          21,651
    Capital in excess of par value ..........................................         96,438          94,218
    Accumulated other comprehensive income ..................................         (3,594)         (4,684)
    Retained earnings .......................................................         29,224          19,241
                                                                                  ----------      ----------
            Total stockholders' equity ......................................        143,935         130,426
                                                                                  ----------      ----------
            Total liabilities and stockholders' equity ......................     $  240,558      $  233,954
                                                                                  ==========      ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                             DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)


                                                              Quarter Ended               Nine Months Ended
                                                              September 30,                 September 30,
                                                       -------------------------     -------------------------
                                                          1998           1997            1998          1997
                                                       ----------     ----------     ----------     ----------

Revenues .........................................     $   70,886     $   71,334     $  215,396     $  197,470
Cost of sales ....................................         43,080         44,688        133,276        125,695
                                                       ----------     ----------     ----------     ----------

Gross margin .....................................         27,806         26,646         82,120         71,775
Selling, engineering and
     administrative expenses .....................         20,338         19,483         60,415         57,999
                                                       ----------     ----------     ----------     ----------

Operating Income .................................          7,468          7,163         21,705         13,776
Interest and other expenses, net .................            746            914          1,967          2,060
                                                       ----------     ----------     ----------     ----------

Income before income taxes .......................          6,722          6,249         19,738         11,716
Income taxes .....................................          2,521          2,649          7,402          4,921
                                                       ----------     ----------     ----------     ----------
Net income .......................................     $    4,201     $    3,600     $   12,336     $    6,795
                                                       ==========     ==========     ==========     ==========
Income per common share:
     Basic .......................................     $      .24     $      .21     $      .71     $      .40
                                                       ==========     ==========     ==========     ==========
     Diluted .....................................     $      .24     $      .20     $      .69     $      .39
                                                       ==========     ==========     ==========     ==========
Cash dividends per common share ..................     $     .045     $     .045     $     .135     $     .135
                                                       ==========     ==========     ==========     ==========
Average basic shares outstanding .................         17,493         17,127         17,412         17,099
                                                       ==========     ==========     ==========     ==========
Average diluted shares outstanding ...............         17,808         17,687         17,969         17,543
                                                       ==========     ==========     ==========     ==========



                             DANIEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (Unaudited)


                                                             Quarter Ended               Nine Months Ended
                                                             September 30,                  September 30,
                                                       -------------------------      -------------------------
                                                          1998           1997            1998           1997
                                                       ----------     ----------      ----------     ----------

Net income .......................................     $    4,201     $    3,600      $   12,336     $    6,795
Other comprehensive income, net of tax:
      Foreign currency translation
         adjustment ..............................            783           (821)          1,090         (3,434)
                                                       ----------     ----------      ----------     ----------
Comprehensive income .............................     $    4,984     $    2,779      $   13,426     $    3,361
                                                       ==========     ==========      ==========     ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                             DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Condensed)
                                 (In thousands)
                                   (Unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                              1998           1997
                                                                           ----------      ----------

Cash flows from operating activities:
    Net income .......................................................     $   12,336      $    6,795
       Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization .............................          7,760           7,423
           Changes in operating assets and liabilities ...............         (9,971)         (9,562)
                                                                           ----------      ----------
 Net cash provided by operating activities ...........................         10,125           4,656
                                                                           ----------      ----------

Cash flows from investing activities:
    Capital expenditures .............................................         (9,798)         (8,049)
    Proceeds from sales of assets ....................................          2,494           6,694
                                                                           ----------      ----------
Net cash used in investing activities ................................         (7,304)         (1,355)
                                                                           ----------      ----------


Cash flows from financing activities:
    Net borrowings (payments) under notes payable ....................         (2,296)          1,152
    Net (payments) on long-term debt .................................         (3,466)         (2,121)
    Cash dividends paid ..............................................         (2,353)         (2,309)
    Activity under stock option plans ................................          1,962             887
                                                                           ----------      ----------
Net cash used in financing activities ................................         (6,153)         (2,391)
                                                                           ----------      ----------

Effect of exchange rate changes on cash ..............................            660             548
                                                                           ----------      ----------

Increase (decrease) in cash and cash equivalents .....................         (2,672)          1,458
Cash and cash equivalents, beginning of period .......................          7,563           5,423
                                                                           ----------      ----------
Cash and cash equivalents, end of period .............................     $    4,891      $    6,881
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

Note 2 - Earnings Per Share

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. While diluted earnings per share is computed similarly, it also provides for the effect that securities such as common stock options, if dilutive, would have on net income and average common shares outstanding if exercised at the beginning of the year. For the nine months ended September 30, 1998 and 1997, average shares outstanding were increased by 557,000 and 444,000, respectively, for stock options assumed exercised to arrive at weighted average shares outstanding for purposes of calculating diluted earnings per share. Net income remained the same in the calculation of both basic and diluted earnings per share for all periods presented.

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

Note 4 - Inventories


                                                      September 30,   December 31,
                                                          1998           1997
                                                       ----------     ----------
                                                            (in thousands)

Raw materials ....................................     $   25,875     $   24,330
Work in process ..................................         14,786         13,329
Finished goods ...................................         18,428         19,097
                                                       ----------     ----------
     Inventories before LIFO reserve .............         59,089         56,756
Less LIFO reserve ................................          7,412          7,068
                                                       ----------     ----------
     Total inventories ...........................     $   51,677     $   49,688
                                                       ==========     ==========


Note 5 - Debt

         Long-term debt includes the following:


                                                                                    September 30,   December 31,
                                                                                        1998           1997
                                                                                     ----------     ----------
                                                                                           (in thousands)
Term loan from banks (unsecured); interest
     (6.65% at September 30, 1998 and 6.77% at December 31, 1997)
     payable monthly; principal payable in quarterly
     installments of $1,071; matures April 30, 2004 ............................     $   25,714     $   28,929
Revolving credit facility (unsecured); interest (6.075%
     at September 30, 1998 and 6.69% at December
     31, 1997) payable monthly; matures April 30, 2000 .........................         10,000         10,000
Term loan from bank (secured); interest at Canadian
     prime rate (6.50% at September 30, 1998 and
     6.00% at December 31, 1997); principal and interest
     payable monthly; payable through August 31, 2001 ..........................            979          1,311
Payable to four insurance companies (unsecured); interest
     (11.5%) payable semi-annually; final annual principal installment of
     $2,857 due December 1, 1998 ...............................................          2,857          2,857
Miscellaneous obligations ......................................................          1,882          1,788
                                                                                     ----------     ----------
     Total obligations .........................................................         41,432         44,885
Less portion due within one year ...............................................          7,615          7,602
                                                                                     ----------     ----------
     Long-term debt ............................................................     $   33,817     $   37,283
                                                                                     ==========     ==========



         The terms of certain financing agreements contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures and various financial ratios, including debt to equity.

         At September 30, 1998, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $37.4 million, which are available for short-term borrowings or issuance of letters of credit. At September 30, 1998 and December 31, 1997, borrowings under these lines were $5.7 million and $8.0 million, respectively, with approximately $12.2 million available for short-term borrowings at September 30, 1998. The Company had letters of credit outstanding at September 30, 1998 totaling $6.1 million under these lines.

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

                              Results of Operations

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

         Revenues for the nine months ended September 30, 1998 were $215.4 million, a 9% increase over the same period of last year. This increase was primarily attributable to Daniel's actuator and valve businesses, largely the result of increased project orders when compared to the same period of last year. The Company's measurement and control business revenues, however, were down 4% when compared to the first nine months of last year, reflecting a decline in international metering systems project activity, as well as lower sales of spare parts and small production meters. The Company's backlog at September 30, 1998 was $67.6 million, a decrease of 13% and 7% when compared to the backlog balances at September 30, 1997 and December 31, 1997, respectively. This backlog decline is largely attributable to a slowdown in new orders resulting from lower energy prices, and the impact of the unstable economic situation in the Far East.

         The gross margin percentage for the nine months ended September 30, 1998 increased to 38% compared to 36% for the same period in 1997. The Company's valve and actuator businesses showed margin improvement due to higher throughput, continued improvements in manufacturing and selective price increases. The gross margin percentage of the measurement and control business declined slightly due to operating inefficiencies of the metering systems business. In order to improve its profitability into the future, the metering systems business has been restructured and streamlined to operate more efficiently in current market conditions.

         Selling, engineering and administrative ("SE&A") expenses increased $2.4 million to $60.4 million in the current period, largely due to increased sales commissions and travel expenses. As a percentage of revenues, SE&A expenses were 28% for the nine months ended September 30, 1998 compared to 29% in the same period of 1997.

         Net interest and other expenses decreased $0.1 million in the first nine months of 1998 compared to the same period of last year. The decrease is largely attributable to a decrease in interest expense resulting from a $3.5 million reduction of debt and the Company's refinancing of its domestic bank facility indebtedness in the last quarter of 1997.

         The effective tax rate for the nine months ended September 30, 1998 was 37.5% as compared to 42.0% for the same period in the prior year. The decrease is attributable to foreign losses in 1997 for which no tax benefit was available.

Quarter Ended September 30, 1998 vs. Quarter Ended September 30, 1997

         Revenues for the quarter ended September 30, 1998 were $70.9 million compared to $71.3 million for the same period in 1997. The decrease was primarily due to a decline in the Company's measurement and control business revenues attributable to reduced international metering systems activity, as well as lower sales of spare parts and small production meters. This decline was partially offset, however, by improved revenues from Daniel's valve and actuator businesses largely due to increased project orders.

          The gross margin for the quarter increased to 39% of revenues from 37% in the same quarter of last year. The increased margin percentage is attributable to the Company's actuator and valve operations due to large pipeline projects, increased throughput, continued cost cutting initiatives and selective price increases. The gross margin percentage of Daniel's measurement and control operations, however, was flat when compared to the same period of last year. The measurement and control operations did experience gross margin percentage gains, particularly in Canada, which were offset by a margin decline in the metering systems area, primarily in the Pacific Rim and Middle East, and reduced contribution of typically high margin spare parts relative to the total sales mix.

         SE&A expenses increased $0.9 million to $20.3 million in the current period when compared to the same quarter of last year. The increase was primarily due to increased commission expenses associated with the higher revenues in the actuator and valve businesses.

         Net interest and other expenses decreased $0.2 million to $0.7 million in the third quarter of 1998 compared to the same period of last year. This was primarily due to decreased interest expense resulting from a reduction of debt, coupled with the effect of Daniel's refinancing of its domestic bank facility indebtedness in the last quarter of 1997.

         The effective tax rate for the quarter ended September 30, 1998 was 37.5% as compared to 42.4% for the same quarter of last year. The reduction was principally due to foreign losses incurred in 1997 for which no tax benefit was available.

                          Current Operating Conditions

         As mentioned above, the Company's backlog at September 30, 1998 decreased approximately 13% from the year earlier amount. The decrease in backlog is attributable to, among other factors, lower energy prices which have caused many of the Company's customers to reduce their near-term spending and to delay projects. As a result of the decreased industry activity, the Company expects fourth quarter earnings to fall short of the

$.21 per share, on a diluted basis, reported for the comparable 1997 quarter. The Company anticipates that it, along with others in the industry, will encounter a difficult business environment into 1999 and expects first quarter results, while profitable, to be below the first quarter 1998 results of $.21 per share on a diluted basis.



                         Liquidity and Capital Resources

         The primary sources of the Company's liquidity for the nine months ended September 30, 1998 were internally generated funds, proceeds from the sale of assets, and stock option activity. These funds were used primarily for capital expenditures, reduction of long-term debt, and payment of cash dividends.

         Working capital at September 30, 1998 of $83.7 million reflects an increase of $6.7 million from December 31, 1997. The change is primarily due to increases in receivables related to increased sales coupled with a reduction of notes and accounts payable. Daniel considers its financial position to be strong with a current ratio at September 30, 1998 of 2.5 to 1.0. Working capital at September 30, 1998 included $57.2 million in inventory and deferred tax assets, which are not as liquid as other current assets.

         Capital expenditures for the nine months ended September 30, 1998 were $9.8 million, up 22% over the same period in 1997. The Company continues to seek acquisitions that would build upon its expertise in the manufacture and sale of fluid measurement, flow control, actuation and analytical products and services.

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

Products

         The Company has established a phased program for testing its products for Year 2000 compliance. Phase One of that testing program, the testing of currently marketed products, is substantially completed. Although unable to accurately estimate the cost of modifications at this time, the Company does not believe that significant costs will be incurred. It is Daniel's current intention to have substantially all necessary modifications completed and tested by June 30, 1999.

         Certain of the Company's products contain customized software, either added by the customer after delivery or, at the customer's request, added by the Company. Testing of such customized products is usually only practical at the customer's location and will generally be undertaken only if requested, and paid for, by the customer.

Internal Systems

         The review of Daniel's internal systems is proceeding toward a scheduled completion date of June 30, 1999. At the present time, no "mission critical" systems requiring significant modification or replacement have been identified, other than the management information systems discussed below.

         The Company recently implemented a new management information system, licensed from JD Edwards World Solutions Company ("JD Edwards"), which is being utilized at two of the Company's domestic operating divisions as well as at Corporate headquarters. This new system replaces various obsolete legacy systems that have been developed internally over many years. The decision to replace the existing systems during 1998 was heavily influenced by the extremely high estimate of the costs required to make the legacy systems Year 2000 compliant. The cost of the new JD Edwards system, which will be amortized over its expected useful life, was approximately $4,700,000, exclusive of the internal costs of installation and related systems modification.

         The essential management information systems of Daniel's other operating divisions are either substantially Year 2000 compliant due to the installation of regular upgrades to existing systems, which are primarily packaged systems provided by a major supplier, or will be made compliant through such upgrades prior to the end of 1999. No material expenditures, which would not have been made absent Year 2000 considerations, have been required in relation to the various upgrades.

Vendors

         Daniel is in the process of identifying and communicating with those of its suppliers and vendors where failure by such third parties to achieve Year 2000 compliance could reasonably be expected to have a material, lasting impact on the Company. This process is scheduled to be substantially complete prior to December 31, 1998. When the survey process is completed, the Company intends to develop a contingency plan to deal with the identified significant risks, if any. With the exception of third parties, such as banks and telephone service providers, where business interruption would impact a large section of the economy, the Company has not identified any significant dependency for which alternate sources are not readily available.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                10.1 First Amendment to Credit Agreement dated June 4, 1998 between Daniel and Bank One, Texas N.A., Chase Bank of Texas, National Association, CIBC Inc., and Credit Lyonnais New York

                27         Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DANIEL INDUSTRIES, INC.
                                            (Registrant)




Date: November 12, 1998                By:   /s/  James M. Tidwell
     ------------------                   --------------------------------
                                       Executive Vice President and
                                       Chief Financial Officer


Date: November 12, 1998                By:  /s/  Wilfred M. Krenek
     ------------------                   --------------------------------
                                       Vice President, Controller and
                                       Chief Accounting Officer

                                 EXHIBIT INDEX



             EXHIBIT NO.          DESCRIPTION
             -----------          -----------


                10.1       First Amendment to Credit Agreement dated June 4,
                           1998 between Daniel and Bank One, Texas N.A., Chase
                           Bank of Texas, National Association, CIBC Inc., and
                           Credit Lyonnais New York

                27         Financial Data Schedule
