Form 10-K405
period 1998-12-31
DANIEL INDUSTRIES INC
filed 1999-03-26
CIK 26821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                          Commission File Number 1-6098

                             DANIEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                    74-1547355
                  --------                                    ----------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 15, 1999, the aggregate market value of Common Stock, $1.25 par value, of the registrant held by non-affiliates of the registrant was approximately $181.1 million. As of that date, there were outstanding 17,515,104 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained under the headings "Election of Directors," "Executive Officers," "Executive Compensation," "Certain Relationships and Related Transactions," "Ownership of Common Stock" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of the end of the registrant's fiscal year.

                                     PART I


ITEM 1.  BUSINESS

General

         Daniel Industries, Inc. was incorporated in Delaware in 1988 as the successor to a business started in 1930. Unless the context indicates otherwise, references to "Daniel" or the "Company" refer to Daniel Industries, Inc., its subsidiaries and their predecessors.

         Daniel is engaged in providing products and services used primarily by transporters, refiners and processors of oil and natural gas. Daniel manufactures a variety of measurement devices including orifice, turbine and ultrasonic meters and a wide range of electronic instruments used in conjunction with flow measurement products. Daniel also designs, fabricates and assembles automated flow measurement systems to meet specific needs and applications. Daniel manufactures and sells valves, primarily for pipeline use, as well as valve actuators and control systems, which are used to remotely and automatically open and close quarter-turn and linear valves for any industry that uses pipes to transport liquids and gases in supply, manufacture or distribution operations.

         On March 16, 1999, Daniel's Board of Directors retained the services of Simmons & Company International, a specialized investment banking firm serving the worldwide energy services industry, to assist Daniel in evaluating its strategic options for maximizing the value of the Company to its stockholders. The strategic review was initiated following an unsolicited proposal to Daniel's Board of Directors to acquire all the outstanding common stock of Daniel for cash and stock aggregating $15.00 per share. Daniel's Board of Directors voted to reject the $15.00 per share proposal as inadequate and instead initiated a process to determine what course of action would result in the greatest return to Daniel's stockholders.

         Daniel's management and Board members believe that because of the Company's well-recognized franchises in measurement and control products, systems and services and in valves and valve actuators, Daniel is uniquely positioned within the energy services industry. The Company's management and Board members also believe that whether Daniel remains an independent company and continues to implement its strategic plan or becomes part of a larger concern, the people and products of Daniel Industries will play a major role in shaping the future of the measurement and control industry.

         In December 1996, Daniel's Board of Directors approved a change in fiscal year-end from September 30 to December 31, and the Company filed a Transition Report on Form 10-Q for the three month transition period ended December 31, 1996.

Products and Services

Measurement and Control

         Since its inception in 1930, Daniel has manufactured products that employ a method known as differential pressure orifice measurement to measure fluids, primarily natural gas. These orifice measurement products cause a decline in pressure as fluid flows through the device. This decline in pressure is measured and utilized to determine rates of flow and accumulated volumes of fluid. In addition to the differential pressure orifice measurement products, Daniel manufactures flow measurement products that use turbines whose frequency of rotation indicates the rates of flow and accumulated volumes, and non-intrusive ultrasonic gas flow meters for custody transfer and bi-directional check metering.

         Daniel also manufactures a wide range of electronic instruments used in conjunction with flow measurement products. Daniel's electronic flow computers instantaneously compute and display the rate of flow and accumulated volumes of fluid. Daniel's chromatographs are used to measure the relative concentrations of the various constituents of natural gas, to measure the energy content of the gas in the pipeline and to convert the volumes of gas flow from the pressurized conditions in a pipeline to standard conditions of atmospheric pressure. In addition, Daniel designs and manufactures electronic products for the automation of liquid petroleum loading facilities. The Company has developed several software programs and has an in-house programming capability to meet specific customer applications.

         Daniel designs, fabricates and assembles flow measurement systems, including specialized electronic and control systems for the automation of liquid petroleum product loading systems. Typically, a system is mounted on one or more skids for ease of installation and contains various mechanical equipment, electronic instrumentation, piping, support structures and walkways. A system can be operated manually or it may be completely automated through the use of computers and other instrumentation supplied and programmed by Daniel. In the process of supplying a flow measurement system, Daniel first determines the total measurement requirements and designs the system. Daniel then fabricates or procures the various mechanical and electronic components of the system. Systems are assembled and tested at Daniel's Houston, Texas; Falkirk, Scotland; or Malton, England plants. Daniel also has the capability to supervise on-site installation and start-up operations of the system and to provide servicing subsequent to the installation.

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

         As the energy industry has become more deregulated, the Company has recognized that an increasing number of oil and gas producers, transporters and distributors want to become more focused on their core competencies as energy marketers and are seeking ways to improve operating efficiency and measurement accuracy. Many Daniel customers want not only top quality products, but integrated measurement solutions as well, and the Company perceives an emerging market for measurement services. Thus, Daniel formed Daniel Measurement Services ("DMS"), a new operating arm of the measurement and control business.

         Sales of all measurement products and services, electronic instruments and flow measurement systems worldwide contributed 48%, 53%, 50% and 52% of Daniel's revenues from operations for the years ended December 31, 1998 and December 31, 1997, the three month period ended December 31, 1996, and the year ended September 30, 1996.

Actuation

         Daniel also manufactures and sells valve actuators and controls used to remotely and automatically open or close quarter-turn or linear valves. The market for valve actuators and controls includes any industry utilizing pipes to transport liquids or gases in supply, manufacture and distribution operations. For Daniel's customers, remote automatic operation of valves enhances environmental safety, reduces personnel requirements and provides an accurate, efficient and measurable means of controlling valve positioning in any application. Worldwide sales of valve actuators contributed 36%, 35%, 38% and 29% of Daniel's revenues from operations for the years ended December 31, 1998 and December 31, 1997, the three month period ended December 31, 1996, and the year ended September 30, 1996 .

Valves

         Daniel is also engaged in the manufacture of gate valves and repair of pipeline valves. The gate valves are fabricated from plate steel and also manufactured from castings. Daniel offers both slab and expanding gate valves with primary applications as pipeline block valves and for on/off service in liquid and gas systems. The cast steel gate valves are also used for geothermal wellhead and block valve service. In addition, Daniel manufactures surge relief and flow control valves for liquid and gas pipeline applications. Daniel also offers repair, refurbishment and inventory management services for pipeline valves. Sales of all valve products and services worldwide contributed 16%, 12%, 12% and 19% of Daniel's revenues from operations for the years ended December 31, 1998 and December 31, 1997, the three month period ended December 31, 1996, and the year ended September 30, 1996 .

Distribution

         The geographic market for Daniel's products and systems is worldwide. Daniel has sales offices in: twelve United States cities; Calgary and Edmonton, Canada; Esbjerg, Denmark; Villemomble, France; Fareham and Malton, England; Falkirk and Aberdeen, Scotland; Rheinberg, Germany; New Bombai, India; Dubai, United Arab Emirates; Perth, Australia; Leiden, Holland; and Singapore. In addition, sales are made domestically and in certain foreign countries through a system of distributors and through sales representatives working on a commission basis. Sales are principally made to integrated oil companies, gas pipeline companies and other concerns engaged in the production, transmission and marketing of oil and natural gas. However, Daniel's products and systems are also utilized in the water handling, chemical, power generation, food and beverage, and pulp and paper industries.

Competition

         Management believes that, in terms of revenues, Daniel is the largest domestic producer of orifice measurement products used to measure natural gas flows in custody transfer and of large diameter pipeline gate valves. Since the merger with Bettis Corporation ("Bettis") in 1996, management has considered Daniel a major competitor in both the domestic and international markets for valve actuators. In addition, management believes that Daniel is a major international supplier of terminal automation equipment for terminal petroleum product truck loading and of flow measurement systems, which are used to measure crude oil flows. In general, Daniel has numerous competitors, none of which it considers to be dominant overall. The principal competitive factors affecting Daniel's business include, singularly or in various combinations, price, the ability to meet strict delivery requirements, design, service and efficiency.

Backlog

         At December 31, 1998 and 1997, Daniel's backlog of orders was approximately $59,042,000 and $72,518,000, respectively. The decline in backlog is primarily due to a slowdown of new orders resulting from lower energy prices. Daniel anticipates that substantially all of the backlog at December 31, 1998, will be shipped prior to December 31, 1999.

Foreign Operations

         Approximately 23% of Daniel's revenues for the year ended December 31, 1998 were attributable to sales of products and systems manufactured or assembled at Daniel's plants in the United Kingdom, France, Denmark or Germany. The sale of the Company's products and systems for installation or use outside the United States, inclusive of the operations in the United Kingdom, France, Denmark and Germany, contributed approximately 59%, 59%, 57%, and 58% of Daniel's consolidated revenues from core operations for the years ended December 31, 1998 and December 31, 1997, the three month period ended December 31, 1996, and the year ended September 30, 1996, respectively. Daniel's operations outside the United States are subject to the usual risks of such operations, including changes in governmental policies, currency transfer restrictions and devaluation. Daniel strives to minimize these risks through the use of letters of credit, United States dollar-denominated contracts and hedging of specific foreign currency commitments. Financial information about Daniel's foreign and domestic operations is presented in Note 16 of Notes to Consolidated Financial Statements. Such information is incorporated by reference here.

Business Combination and Dispositions

         On October 31, 1998, Daniel acquired all of the outstanding stock of Metco Services Ltd. ("Metco"). Based in Aberdeen, Scotland, Metco is a provider of flow measurement services to the international energy industry. The acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the net assets acquired based on their fair market value. The operations related to this acquisition are not material to Daniel's results of operations.

         On December 12, 1996, Daniel completed a merger with Bettis under which Bettis stockholders received .58 of a share of Daniel common stock ("Common Stock") for each share of Bettis common stock held for an aggregate of 4,920,392 shares of Common Stock. The transaction was accounted for as a pooling of interests and as such, Daniel's financial statements have been restated to include Bettis for all periods presented.

         During 1997, the Company sold certain non-core assets including its ball valve product line, a linear actuator product line, a building owned by a subsidiary of Bettis and the stock of a German subsidiary. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Pending Business Acquisition

         In February 1999, the Company announced discussions with Hytork International Plc ("Hytork") to acquire 100% of the outstanding common shares of Hytork. Based in the United Kingdom, Hytork is a designer, manufacturer and marketer of rack and pinion actuators for a broad range of industrial applications. With annual revenues of approximately $20 million, if the acquisition is consummated, Hytork would complement Daniel's Bettis division by broadening the product offering and increasing participation in non-oilfield markets.

Customers

         Daniel's customers are primarily major and independent oil and gas companies, foreign national oil companies and others in the petroleum industry. Daniel occasionally enters into contracts to design and assemble one or more flow measurement systems for a single installation. While such systems can be of material importance to the results of operations for a particular fiscal period, Daniel is not, on a continuing basis, dependent on a few customers, and no single customer accounted for more than 10% of Daniel's total revenues in 1998.

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

         Daniel is engaged in research activities related to the development of new products as well as the improvement of existing products. The amounts expended for research and product development activities for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996, and the year ended September 30, 1996, were $4,486,000, $5,221,000, $1,088,000, and
$2,583,000, respectively.

Employees

         At December 31, 1998, Daniel employed approximately 1,800 people, none of whom are subject to a collective bargaining agreement. Daniel considers its employee relations to be satisfactory.

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

         Although a large majority of the Company's revenues are tied to the energy industry, most of these revenues are generated in the industry's downstream sectors involved in gathering, transmission and distribution. Management believes that pipeline construction provides the best measure of activity in the downstream sector and is the most important indicator for the Company. While the near-term outlook for the energy industry overall is less than favorable, a major industry publication (Pipeline and Gas Industry magazine) has projected a 4% increase in miles of pipeline to be constructed for 1999 relative to 1998.

         For a discussion of working capital, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

ITEM 2.  PROPERTIES

         The principal offices and manufacturing facilities of Daniel are as follows:

                                            Approx. Area      Leased/
               Location                      (Sq. Ft.)         Owned              Utilization
               --------                     ------------      -------             -----------
Houston, Texas                                695,000          Owned       Offices and manufacturing
   (includes corporate headquarters)
Falkirk, Scotland                             258,000          Owned       Offices and manufacturing
Waller, Texas                                 146,000          Owned       Offices and manufacturing
Edmonton, Canada                               99,000          Owned       Offices and manufacturing
Mansfield, Ohio                                87,400          Owned       Offices and manufacturing
Fareham, England                               70,500         Leased       Offices and manufacturing
Santa Fe, Texas                                33,500          Owned       Offices and manufacturing
Cincinnati, Ohio                               27,200         Leased       Offices and manufacturing
Calgary, Canada                                26,200         Leased       Offices and manufacturing
Malton, England                                25,600          Owned       Offices and manufacturing
Villemomble, France                            16,000         Leased       Offices and manufacturing
Pickering, England                             17,700         Leased       Offices and manufacturing
Houma, Louisiana                               10,000          Owned       Offices and manufacturing
Esbjerg, Denmark                                9,800         Leased       Offices and manufacturing

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter during the quarter ended December 31, 1998 that was submitted to a vote of security holders.

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

         The Common Stock of Daniel is traded on the New York Stock Exchange ("NYSE") under the symbol DAN. At March 15, 1999, the approximate number of holders of record of shares of Common Stock was 2,260. The following table sets forth for the periods indicated (i) the high and low sale prices of a share of Common Stock as reported on the NYSE and (ii) the amount of cash dividends paid per share of Common Stock. Such dividends were declared and paid on a quarterly basis.

                                                                       Price of Common Stock
                                                                      ------------------------    Dividends
                                                                        High            Low        Paid
                                                                      --------        --------    --------
Fiscal 1998 Quarter Ended:
   December 31, 1998..........................................        $ 15 3/4        $  9 1/2    $ .045
   September 30, 1998.........................................          20 1/16         10 7/8      .045
   June 30, 1998..............................................          22 1/4          17 1/4      .045
   March 31, 1998.............................................          20 1/4          16 1/4      .045


Fiscal 1997 Quarter Ended:
   December 31, 1997..........................................        $ 21 15/16      $ 17 1/2    $ .045
   September 30, 1997.........................................          19 3/4          15 1/8      .045
   June 30, 1997..............................................          15 5/8          12 3/8      .045
   March 31, 1997.............................................          15 1/8          11 1/2      .045

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

ITEM 6.  SELECTED FINANCIAL DATA

                                               Year                    Three Months
                                               Ended                      Ended
                                             December 31,              December 31,                  Year Ended September 30,
                                        ---------------------   -------------------------   ----------------------------------------
                                          1998        1997        1996            1995       1996 (a)       1995 (b)        1994 (b)
                                        ---------   ---------   ---------       ---------   ---------      ---------       ---------
                                                                 (in thousands, except per share data)
Revenues ............................   $ 283,159   $ 268,861   $  53,764       $  54,154   $ 233,611      $ 223,428       $ 255,370
Net income (loss) ...................      15,237      10,574     (17,944)(c)       2,810      12,677(d)     (10,512)(e)       3,391
Total assets ........................     236,424     233,954     233,575         205,534     248,769        210,344         231,962
Long-term debt ......................      30,639      37,283      30,233          15,613      34,702         18,470          24,096
Basic earnings (loss)
    per share .......................         .87         .62       (1.05)            .16         .74           (.62)            .20
Diluted earnings (loss)
    per share .......................         .86         .61       (1.05)            .16         .73           (.62)            .20
Cash dividends per
    share ...........................         .18         .18        .045            .045         .18            .18             .18
Average shares
    outstanding .....................      17,435      17,146      17,061          17,002      17,027         16,966          16,949
Average diluted shares
    outstanding .....................      17,690      17,483      17,249          17,154      17,281         17,121          16,981

(a) Includes Bettis' results for the nine months ended September 30, 1996 and three months ended December 31, 1995.

(b) Reflects consolidated results of Daniel's years ended September 30 with Bettis' years ended December 31.

(c) Net loss for the period includes $16,663 in restructuring and other charges. See Note 2 of Notes to Consolidated Financial Statements.

(d) Net income for the year includes $3,267 in gains on sales of non-core assets. See Note 3 of Notes to Consolidated Financial Statements.

(e) Net loss for the year includes $16,115 in restructuring and inventory write-downs and $11,958 in losses on divestitures of non-core assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Overview

         Daniel provides products and services used primarily by both domestic and international transporters, refiners and processors of oil and natural gas. This includes the design and manufacture of flow measurement devices and systems, valves and valve actuators and control systems.

         On October 31, 1998, Daniel acquired all of the outstanding stock of Metco Services Ltd., an Aberdeen, Scotland based provider of measurement services to the international energy industry. Metco, now part of the DMS operation, enhances the measurement services group with its international presence. Consideration for the Metco stock approximated $1,176,000 with $880,000 paid at closing and a final contingent payment of $296,000 due 30 days after completion of an audit of Metco's financial statements for the year ending May 31, 1999. The operations of Metco, accounted for by the purchase method, are not material to Daniel's overall results of operations.

         On May 13, 1998, the Company announced the formation of DMS to focus on the emerging market for measurement services. As the industry becomes less regulated, oil and gas producers, transporters and distributors are becoming more focused on their core competencies as energy marketers and have expressed interest in outsourcing measurement functions. The creation of DMS enables the Company to provide its customers with integrated measurement solutions to complement its products.

         On December 12, 1996, Daniel completed a merger with Bettis under which Bettis stockholders received .58 of a share of Common Stock for each share of Bettis common stock held for an aggregate of 4,920,392 shares of Common Stock. The transaction was accounted for as a pooling of interests and, as such, Daniel's financial statements have been restated to include Bettis for all periods presented.

         Also on December 12, 1996, the Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31. The change in fiscal year resulted in a transition period from October 1, 1996 through December 31, 1996. Results of operations for the three month period are presented in the Consolidated Financial Statements included in this Annual Report.

Year Ended December 31, 1998 versus Year Ended December 31, 1997

         Daniel's consolidated revenues increased 5.3% during the year ended December 31, 1998 when compared to the fiscal year ended December 31, 1997. The increase is due to a 36.7% increase in revenues of the Company's valve operations due in part to the sale of large diameter gate valves in two large projects with Enbridge (formerly Interprovencial Pipe Line, Inc.) and an 8.1% increase in Daniel's valve actuator business' revenues which was primarily generated in the United Kingdom and Denmark. These increases in revenues were partially offset by decreased revenues attributable to the Company's measurement and control business, down 3.3% when compared to the prior year. This decrease reflects a decline in Daniel's international metering systems project activity, as well as fewer sales of spare parts and small production meters.

         The gross margin percentage in 1998 was 38.3%, up slightly from 36.7% in fiscal 1997. The gross margin in 1998 was favorably affected by increased margins on the sale of valves and valve actuators, while the margins on measurement and control revenues remained flat when compared to 1997.

         Selling, engineering and administrative expenses in 1998 were up 5.2% when compared to fiscal 1997 and essentially flat as a percentage of sales from year to year at 27.2%. The increase in expense was due largely to the increase in sales volume. Research and development expenses decreased from $5,221,000 to $4,486,000 primarily due to reduced spending on electronic product development.

         During 1997, the Company sold certain non-core assets, a building owned by a subsidiary of Bettis and the stock in a German subsidiary with no significant gain or loss recognized. Certain of these assets had been written down in prior periods.

         The effective tax rate for the year ended December 31, 1998 was 37.3% compared to 39.5% for 1997. The decrease is primarily attributable to a reduction in the UK tax rate from 32% to 31% and certain non-deductible losses in 1997 related to the Company's German subsidiary, which was sold in 1997.

Year Ended December 31, 1997 versus Year Ended September 30, 1996

         Daniel's consolidated revenues increased 15.1% during the year ended December 31, 1997 when compared to the fiscal year ended September 30, 1996. The increase was due to a 41.4% increase in net revenues from the sale of valve actuators and controls and a 21.1% increase from the sale of flow measurement and control products and services. These increases in revenues were partially offset by decreased revenues attributable to the absence of large orders for slab gate valves which contributed to the valve operation's strong performance in fiscal 1996.

         The gross margin percentage in 1997 was 36.7%, up slightly from 36.1% in fiscal 1996. The gross margin in 1997 was favorably affected by increased margins on the sale of flow measurement and control products, while the margins on the sale of valves and valve actuators were relatively flat from year to year.

         Selling, engineering and administrative expenses in 1997 were up 20.5% when compared to fiscal 1996 and increased as a percentage of sales from 26.0% to 27.2%. This increase was due largely to the expenses of companies acquired in 1996 being included for the full year. Research and development expenses increased from $2,583,000 to $5,221,000 primarily due to the May 1996 acquisition of Spectra-Tek International Limited ("Spectra-Tek"), coupled with increased spending on electronic product development.

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

Three Months Ended December 31, 1996 vs. Three Months Ended December 31, 1995

         The Company recorded pretax charges in the three months ended December 31, 1996 of $16,663,000 resulting in a net loss of $17,944,000 for the period compared to net income of $2,810,000 for the same period in 1995. Unusual charges recorded in the 1996 period consist of the following (in thousands):

Downsizing of a German subsidiary................................        $ 5,100
Expenses incurred in connection with the Bettis merger...........          3,663
Reorganization costs, largely severance..........................          3,000
Write-downs of long-lived assets.................................          2,600
Losses arising from the sales of product lines...................          2,300
                                                                         -------
      Total .....................................................        $16,663
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

         The gross margin for the three months ended December 31, 1996 declined to 32.5% of revenues compared to 36.6% in the prior period. The decline was due primarily to a change in the product mix of actuators sold and, to a lessor extent, the decrease in sales of valve products.

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

Euro Conversion

         On January 1, 1999, eleven of fifteen countries which are members of the European Union, introduced the new currency unit called the "euro". Prior to the full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may either use their existing currencies or the euro. However, all exchanges between currencies of the participating countries must first be converted into the euro, and then into the country's currency. Although Daniel has not yet completed a full evaluation of the impact of the euro, the conversion has not had nor is it expected to have a material effect on its results of operations.

                         LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of Daniel's liquidity during the year ended December 31, 1998 were internally generated funds, cash available at the beginning of the year, and proceeds from the sales of assets. These funds were used primarily for payments on long-term and short-term debt, capital expenditures, and payments of dividends.

         During the year ended December 31, 1998, working capital increased by $3,344,000 to $80,394,000 primarily due to a decrease in current maturities of long-term debt resulting from the final payment on a note to four insurance companies. Although partially offset by changes in other components of working capital, a decrease in accounts payable also contributed to the increase in working capital from December 31, 1997 to December 31, 1998. Daniel considers its financial position to be strong with a current ratio of 2.5 to 1.0. Working capital at December 31, 1998 included $52,549,000 in inventories and deferred tax assets, which are not as liquid as other current assets.

         In November 1997, Daniel entered into a credit agreement with a group of four banks, which provided for a $30,000,000 term loan and a $40,000,000 revolving credit facility. The proceeds of the term loan were used to refinance the 8,400,000 (approximately $13,000,000) note originally utilized in the acquisition of Spectra-Tek in May 1996, as well as Bettis' term loan and a portion of Bettis' revolving loan. Borrowings of $7,000,000 under the revolving credit facility were used to refinance the balance of Bettis' revolving loan. The remainder of the revolving credit facility is available for general corporate purposes including the issuance of up to $10,000,000 of letters of credit.

         The term loan had an outstanding balance of $24,643,000 at December 31, 1998, and matures on April 30, 2004. Principal in the amount of $1,071,428 is payable quarterly. Also at December 31, 1998, there were loans outstanding totaling $8,000,000 and letters of credit outstanding totaling $2,686,000 under the revolving credit facility. The revolving credit facility matures on April 30, 2000.

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

         At December 31, 1998, the interest rate on the revolving credit facility loans was 6.10%. By entering into a swap agreement, Daniel effectively fixed the rate of interest for the life of the term loan at 6.02% plus the margin described above. At December 31, 1998, the interest rate on the term loan was 6.52%.

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

         At December 31, 1998, Daniel had various committed and uncommitted short-term lines of credit aggregating approximately $39,000,000. These lines of credit are available for short-term borrowings or issuance of letters of credit. At December 31, 1998, borrowings under these lines were $5,900,000 with approximately $14,000,000 available for short-term borrowings. The average short-term interest rate in 1998 and 1997 was 6.73% and 6.81%, respectively.

         The Company believes that its working capital, cash generated from operations and amounts available under its lines of credit will be sufficient to meet its operating needs for the foreseeable future.

                                    YEAR 2000

         The "Year 2000" issue is the inability of computer systems (both hardware and software) to recognize the change in date from 1999 to 2000. The issue affects not only information technology ("IT") but non-IT systems as well. Non-IT systems typically include embedded technology such as microcontrollers. These system types are more difficult to assess and often require replacement rather than repair. The Company has recognized the significant uncertainty associated with the Year 2000 issue and has developed a team approach at each of its business segments. These teams are charged with the responsibility of eliminating or minimizing any effects Year 2000 issues may have. Each team's remediation efforts are reported monthly to senior management of the business segment and to the Company's Chief Financial Officer. The Audit Committee of the Board of Directors reviews the current status of all Year 2000 issues at each committee meeting.

Products

         The Company has established a phased program for testing its products for Year 2000 compliance. Phase One of that testing program, the testing of currently marketed products, is complete. It is Daniel's belief that substantially all necessary modifications will be completed and tested by June 30, 1999.

         Certain of the Company's products contain customized software, either added by the customer after delivery or, at the customer's request, added by the Company. Testing of such customized products is usually only practical at the customer's location and is generally undertaken only if requested, and paid for, by the customer.

Internal Systems

         The review of Daniel's internal systems is proceeding toward a scheduled completion date of June 30, 1999. At the present time, no "mission critical" systems requiring significant modification or replacement have been identified, other than the management information systems discussed below.

         The Company recently implemented a new management information system, licensed from JD Edwards World Solutions Company ("JD Edwards"), which is being utilized at two of the Company's domestic operating divisions as well as at Corporate headquarters. This new system replaces various obsolete legacy systems that have been developed internally over many years. The decision during 1998 to replace the existing systems was heavily influenced by the extremely high estimate of the costs required to make the legacy systems Year 2000 compliant. The cost of the new JD Edwards system, which will be amortized over its expected useful life, was approximately $4,700,000, exclusive of the internal costs of installation and related systems modification.

         The essential management information systems of Daniel's other operating divisions are either substantially Year 2000 compliant due to the installation of regular upgrades to existing systems, which are primarily packaged systems provided by major suppliers, or will be made compliant through such upgrades prior to the end of 1999. No material expenditures, which would not have been made absent Year 2000 considerations, have been required in relation to the various upgrades.

         Other than the capital expended for the JD Edwards system, Daniel absorbed approximately $130,000 in the year ended 1998 for expenses related to the Year 2000 project. The additional cost estimated to bring the project to completion is $50,000, which will be treated as a period cost and expensed as incurred.

Vendors

         Daniel is in the process of identifying and communicating with those of its suppliers and vendors where failure by such third parties to achieve Year 2000 compliance could reasonably be expected to have a material, lasting impact on the Company. This process is scheduled to be substantially complete by June 30, 1999. Contingency plans will be developed for any suppliers or vendors who may pose a material risk to Daniel's ability to manufacture products. With the exception of third parties, such as banks and telephone service providers, where business interruption would impact a large section of the economy, the Company has not identified any significant dependency for which alternate sources are not readily available.

"Most Likely Worst Case Scenario"

         The Company has not developed a "most likely worst case scenario" as referred to by the Securities and Exchange Commission. If reasonably quantifiable risks are identified, development of such a scenario will be considered.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

         Market risk inherent in financial instruments is considered immaterial.

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements required to be filed under this item are presented elsewhere in this report. Such financial statements are incorporated by reference under this Item 8. See the index to this information on page 17 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth in the Proxy Statement of the Company for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated by reference here.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  Documents Filed as a Part of this Report

                                                                                                               Page
                                                                                                               ----
            1. Financial Statements

                 Report of management................................................................          23
                 Report of independent accountants...................................................          24
                 Consolidated balance sheet at December 31, 1998 and 1997 ...........................          25
                 Consolidated statement of operations for the years ended December 31,
                        1998 and 1997, the three months ended December 31, 1996, and
                        the year ended September 30, 1996............................................          26
                 Consolidated statement of comprehensive income for the years ended
                        December 31, 1998 and 1997, the three months ended December 31,
                        1996, and the year ended September 30, 1996..................................          26
                 Consolidated statement of stockholders' equity for the years ended December 31, 1998 and 1997, the three months
                        ended December 31, 1996, and the year ended
                        September 30, 1996...........................................................          27
                 Consolidated statement of cash flows for the years ended
                        December 31, 1998 and 1997, the three months ended
                        December 31, 1996, and the year ended
                        September 30, 1996...........................................................          28
                 Notes to consolidated financial statements..........................................       29-47

            2. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes listed above.

            3.   Exhibits

                 Exhibit
                 Number                    Description

                  2.1 Plan and Agreement of Merger dated as of January 22, 1988, by and between Daniel Industries, Inc., a Texas corporation ("Daniel Texas"), and Daniel Industries, Inc., a Delaware corporation ("Daniel" or the "Company"), filed as Exhibit 2.1 to Daniel's Registration of Securities of Certain Successor Issuers on Form 8-B dated May 5, 1988 and incorporated by reference here.

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

                  4.1 Rights Agreement dated as of May 31, 1990, between Daniel and Wachovia Bank and Trust Company, N.A., as Rights Agent, filed as Exhibit 1 to Daniel's Registration of Certain Classes of Securities on Form 8-A filed June 5, 1990 and incorporated by reference here.

                 10.1* 1977 Stock Option Plan, as amended and restated on June 17, 1997, filed as Exhibit 10.1 to Daniel's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference here.

                 10.2* 1981 Stock Option Plan, as amended and restated on December 31, 1986, filed as Exhibit 19.2 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986 and incorporated by reference here.

                 10.3* Form of Director's Stock Option Agreement dated October 9, 1986, between Daniel Texas and Brian O'Neill, filed as Exhibit 19.1 to Daniel Texas's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987 and incorporated by reference here.

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

                 10.5* Deferred Compensation Agreement dated March 6, 1996 between Daniel and Ronald C. Lassiter, filed as
                           Exhibit 10.10 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated by reference here.

                 10.6* Employment Agreement dated July 30, 1996 between Daniel and James M. Tidwell, filed as Exhibit 10.11 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated by reference here.

                 10.7* 1995 Non-Employee Directors' Stock Option Plan, as amended and restated on December 12, 1996, filed as
                           Exhibit 10.1 to Daniel's Quarterly Report on Form

                           10-Q for the transition period ended December 31, 1996 and incorporated by reference here.

                 10.8* StockAward Plan dated as of December 8, 1995, filed as Exhibit 10.11 to Daniel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference here.

                 10.9* Daniel Industries, Inc. 1997 Stock Option Plan, filed as Exhibit 10.1 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.10* Daniel Industries, Inc. 1997 Non-Employee Director Stock Option Plan, filed as Exhibit 10.2 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.11* Employment Agreement dated June 17, 1997 between Daniel and Thomas A. Newton, Jr., filed as Exhibit
                           10.3 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.12* Stock Award Agreement dated June 17, 1997 between Daniel and Thomas A. Newton, Jr., filed as Exhibit
                           10.4 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.13* Change in Control Agreement dated June 17, 1997 between Daniel and Thomas A. Newton, Jr., filed as
                           Exhibit 10.5 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.14* Change in Control Agreement dated June 17, 1997 between Daniel and Ronald C. Lassiter, filed as
                           Exhibit 10.6 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.15* Form of Change in Control Agreement between the Company and each of Daniel J. Sarik, Katie-Pat Bowman and Michael T. Atkins, filed as Exhibit 10.17 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.16* Severance Agreement between Daniel and W.T. Bratton dated February 6, 1996, filed as Exhibit 10.17 to Daniel's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference here.

                 10.17 Credit Agreement dated November 19, 1997 between Daniel and Bank One, Texas N.A., Texas Commerce Bank National Association, CIBC Inc., and Credit Lyonnais New York Branch, filed as Exhibit 10.18 to Daniel's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference here.

                 10.18 FirstAmendment to Credit Agreement dated June 4, 1998 between Daniel and Bank One, Texas, N.A., Chase Bank of Texas, National Association, CIBC Inc., and Credit Lyonnais New York filed as Exhibit 10.1 to Daniel's Quarterly

                           Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated by reference here.

                 21        Significant Subsidiaries of Daniel.

                 23        Consent of PricewaterhouseCoopers LLP

                 27        Financial data schedule.

*  Management contract or compensatory plan or agreement.

         The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

         (b)  Reports on Form 8-K

         Daniel did not file any report on Form 8-K during the year ended December 31, 1998.

                                   SIGNATURES

         As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                            DANIEL INDUSTRIES, INC.
                                                 (REGISTRANT)

Date:   March 24, 1999                  By: /s/ RONALD C. LASSITER
                                           -------------------------------------
                                           Ronald C. Lassiter
                                           Chairman of the Board, President, and
                                           Chief Executive Officer

         As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                          DATE
---------                           -----                                          ----
/s/    RONALD C. LASSITER           Chairman of the Board,                         March 24, 1999
----------------------------------  President, and Chief Executive Officer
        (Ronald C. Lassiter)        (Principal Executive Officer)


/s/     JAMES M. TIDWELL            Executive Vice President and Chief Financial   March 24, 1999
----------------------------------  Officer (Principal Financial Officer)
         (James M. Tidwell)

/s/     WILFRED M. KRENEK           Vice President, Controller and                 March 24, 1999
----------------------------------  Chief Accounting Officer
         (Wilfred M. Krenek)        (Principal Accounting Officer)


/s/    NATHAN AVERY                 Director                                       March 24, 1999
----------------------------------
        (Nathan Avery)

/s/    MICHAEL M. CARROLL           Director                                       March 24, 1999
----------------------------------
        (Michael M. Carroll)

/s/     RALPH F. COX                Director                                       March 24, 1999
----------------------------------
         (Ralph F. Cox)

/s/     GIBSON GAYLE, JR.           Director                                       March 24, 1999
----------------------------------
         (Gibson Gayle, Jr.)

/s/    W. A. GRIFFIN                Chairman Emeritus and a Director               March 24, 1999
----------------------------------
        (W. A. Griffin)

/s/    THOMAS J. KEEFE              Director                                       March 24, 1999
----------------------------------
        (Thomas J. Keefe)

/s/    LEO E. LINBECK, JR.          Director                                       March 24, 1999
----------------------------------
        (Leo E. Linbeck, Jr.)

/s/    BRIAN E. O'NEILL             Director                                       March 24, 1999
----------------------------------
        (Brian E. O'Neill)

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




/s/ RONALD C. LASSITER
------------------------------
Ronald C. Lassiter
Chairman of the Board, President, and Chief Executive Officer


/s/ JAMES M. TIDWELL
------------------------------
James M. Tidwell
Executive Vice President and Chief Financial Officer


March 24, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
DANIEL INDUSTRIES, INC.

In our opinion, the consolidated financial statements listed in the index under
Item 14(a)(1) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Daniel Industries, Inc. and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, the three months ended December 31, 1996 and the year ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP


Houston, Texas
February 26, 1999

                             DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              December 31,    December 31,
                                                                                  1998            1997
                                                                              ------------    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents .............................................   $      7,506    $      7,563
    Receivables, net of reserve of $1,756,and $1,645 ......................         64,867          60,908
    Costs and estimated earnings in excess of billings on
       uncompleted contracts ..............................................          6,313           6,635
    Inventories ...........................................................         47,905          49,688
    Deferred tax assets ...................................................          5,043           5,957
    Other .................................................................          2,971           4,713
                                                                              ------------    ------------
         Total current assets .............................................        134,605         135,464
Property, plant and equipment, net ........................................         65,592          62,990
Intangibles and other assets ..............................................         36,227          35,500
                                                                              ------------    ------------
         Total assets .....................................................   $    236,424    $    233,954
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable .........................................................   $      5,857    $      7,984
    Current maturities of long-term debt ..................................          4,756           7,602
    Accounts payable ......................................................         16,046          21,441
    Accrued liabilities ...................................................         27,552          21,387
                                                                              ------------    ------------
         Total current liabilities ........................................         54,211          58,414
Long-term debt ............................................................         30,639          37,283
Deferred income taxes .....................................................          6,202           7,831
                                                                              ------------    ------------
         Total liabilities ................................................         91,052         103,528
                                                                              ------------    ------------

Commitments and contingencies (See Note 12) ...............................             --              --

Stockholders' equity:
    Preferred stock, $1.00 par value, 1,000 shares authorized, 150 shares designated as Series A junior participating
       preferred stock, no shares issued or outstanding ...................             --              --
    Common stock, $1.25 par value, 40,000 shares authorized,
       17,508 and 17,321 shares issued ....................................         21,885          21,651
    Capital in excess of par value ........................................         96,839          94,218
    Accumulated other comprehensive loss ..................................         (4,690)         (4,684)
    Retained earnings .....................................................         31,338          19,241
                                                                              ------------    ------------
         Total stockholders' equity .......................................        145,372         130,426
                                                                              ------------    ------------
         Total liabilities and stockholders' equity .......................   $    236,424    $    233,954
                                                                              ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                Three Months
                                                   Year Ended     Year Ended       Ended         Year Ended
                                                  December 31,   December 31,   December 31,    September 30,
                                                     1998            1997          1996             1996
                                                  ------------   ------------   ------------    ------------
Revenues ......................................   $    283,159   $    268,861   $     53,764    $    233,611
                                                  ------------   ------------   ------------    ------------

Costs, expenses and other income:
   Cost of sales ..............................        174,647        170,067         36,272         149,343
   Selling, engineering, and
        administrative expenses ...............         76,942         73,126         18,033          60,709
   Research and development expenses ..........          4,486          5,221          1,088           2,583
   Restructuring and other charges ............             --             --         16,663              --
   Gain on divestitures of assets .............             --             --             --          (3,267)
   Interest and other expenses ................          2,802          2,971          1,152           3,365
                                                  ------------   ------------   ------------    ------------
      Total costs, expenses and other income ..        258,877        251,385         73,208         212,733
                                                  ------------   ------------   ------------    ------------

Income (loss) before income taxes .............         24,282         17,476        (19,444)         20,878

Income tax expense (benefit) ..................          9,045          6,902         (1,500)          8,201
                                                  ------------   ------------   ------------    ------------

Net income (loss) .............................   $     15,237   $     10,574   $    (17,944)   $     12,677
                                                  ============   ============   ============    ============

Basic earnings (loss) per common share ........   $        .87   $        .62   $      (1.05)   $        .74
                                                  ============   ============   ============    ============
Diluted earnings (loss) per common
     share ....................................   $        .86   $        .61   $      (1.05)   $        .73
                                                  ============   ============   ============    ============

Average shares outstanding ....................         17,435         17,146         17,061          17,027
                                                  ============   ============   ============    ============
Average diluted shares outstanding ............         17,690         17,483         17,249          17,281
                                                  ============   ============   ============    ============



                             DANIEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                 Three Months
                                                Year Ended       Year Ended        Ended         Year Ended
                                                December 31,    December 31,    December 31,    September 30,
                                                   1998             1997           1996             1996
                                                ------------    ------------    ------------    ------------
Net income (loss) ...........................   $     15,237    $     10,574    $    (17,944)   $     12,677
Other comprehensive income (loss):
   Foreign currency translation adjustment ..             (6)         (2,678)          1,459          (2,006)
                                                ------------    ------------    ------------    ------------
Comprehensive income (loss) .................   $     15,231    $      7,896    $    (16,485)   $     10,671
                                                ============    ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             DANIEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                       Accumulated
                                                   Common Stock           Capital in     Other
                                           ---------------------------    Excess of    Comprehensive   Retained
                                              Shares         Amount       Par Value       Loss          Earnings        Total
                                           ------------   ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1995 ...........        17,002   $     21,252   $     89,951  $     (1,459)  $     20,385   $    130,129

    Net income ..........................            --             --             --            --         12,677         12,677
    Cash dividends at $.18 per share ....            --             --             --            --         (2,181)        (2,181)
    Stock awards ........................            20             25            250            --             --            275
    Exercise of options, net of tax .....             5              6             38            --             --             44
    Continuation of service agreements ..            30             38            439            --             --            477
    Aggregate translation adjustment ....            --             --             --        (2,006)            --         (2,006)
    Adjustment to conform year ends .....            --             --             --            --           (635)          (635)
                                           ------------   ------------   ------------  ------------   ------------   ------------
Balance at September 30, 1996 ...........        17,057         21,321         90,678        (3,465)        30,246        138,780

    Net loss ............................            --             --             --            --        (17,944)       (17,944)
    Cash dividends at $.045 per share ...            --             --             --            --           (546)          (546)
    Stock awards ........................             3              4             34            --             --             38
    Exercise of options, net of tax .....             4              5             20            --             --             25
    Aggregate translation adjustment ....            --             --             --         1,459             --          1,459
                                           ------------   ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1996 ............        17,064         21,330         90,732        (2,006)        11,756        121,812

    Net income ..........................            --             --             --            --         10,574         10,574
    Cash dividends at $.18 per share ....            --             --             --            --         (3,089)        (3,089)
    Stock awards ........................            70             87            843            --             --            930
    Exercise of options, net of tax .....           157            196          2,204            --             --          2,400
    Continuation of service agreements ..            30             38            439            --             --            477
    Aggregate translation adjustment ....            --             --             --        (2,678)            --         (2,678)
                                           ------------   ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1997 ............        17,321         21,651         94,218        (4,684)        19,241        130,426

    Net income ..........................            --             --             --            --         15,237         15,237
    Cash dividends at $.18 per share ....            --             --             --            --         (3,140)        (3,140)
    Stock awards forfeited ..............            (1)            (1)            --            --             --             (1)
    Exercise of options, net of tax .....           158            197          2,182            --             --          2,379
    Continuation of service agreements ..            30             38            439            --             --            477
    Aggregate translation adjustment ....            --             --             --            (6)            --             (6)
                                           ------------   ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1998 ............        17,508   $     21,885   $     96,839  $     (4,690)  $     31,338   $    145,372
                                           ============   ============   ============  ============   ============   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               Three Months
                                                               Year Ended       Year Ended         Ended         Year Ended
                                                              December 31,     December 31,     December 31,     September 30,
                                                                  1998             1997             1996             1996
                                                              ------------     ------------     ------------     ------------
Cash flows from operating activities:
   Net income (loss) .....................................    $     15,237     $     10,574     $    (17,944)    $     12,677
      Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
          Non-cash portion of restructuring and
            other charges ................................              --               --            8,051               --
          Depreciation and amortization ..................          10,660            9,701            3,042            9,511
          Deferred income taxes ..........................            (715)           1,892             (560)           3,112
          Adjustment to conform year ends ................              --               --               --               26
          Changes in operating assets and liabilities:
               Receivables ...............................          (2,574)         (10,320)           5,149            2,124
               Inventories ...............................           1,751           (2,132)           1,998           (4,215)
               Costs and estimated profits in excess of
               billings on uncompleted contracts .........             645           (2,694)            (539)          (2,191)
               Accounts payable and accrued liabilities ..          (1,134)          (4,247)           5,081           (6,711)
               Other assets/liabilities, net .............           1,782            6,136           (1,867)          (1,490)
                                                              ------------     ------------     ------------     ------------
Net cash provided by operating activities ................          25,652            8,910            2,411           12,843
                                                              ------------     ------------     ------------     ------------

Cash flows from investing activities:
   Capital expenditures ..................................         (12,247)         (11,656)          (3,107)          (6,910)
   Acquisitions and related costs, net of cash acquired ..            (879)              --               --          (32,528)
   Proceeds from sales of assets, including
        disposals of  non-core assets ....................           1,210            9,258            1,116           15,949
                                                              ------------     ------------     ------------     ------------
Net cash used in investing activities ....................         (11,916)          (2,398)          (1,991)         (23,489)
                                                              ------------     ------------     ------------     ------------

Cash flows from financing activities:
   Net borrowings (payments) on lines of credit ..........          (3,373)         (14,860)             931          (10,977)
   Payments on long-term debt ............................         (16,955)         (28,666)          (4,504)          (6,458)
   Borrowings of long-term debt ..........................           7,395           40,000               --           34,233
   Cash dividends paid ...................................          (3,140)          (3,089)            (546)          (2,181)
   Activity under stock option plans .....................           2,379            2,400               25               44
                                                              ------------     ------------     ------------     ------------
Net cash provided by (used in) financing activities ......         (13,694)          (4,215)          (4,094)          14,661
                                                              ------------     ------------     ------------     ------------

Effect of exchange rate changes on cash
   and cash equivalents ..................................             (99)            (157)             688             (302)
                                                              ------------     ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents .........             (57)           2,140           (2,986)           3,713
Cash and cash equivalents, beginning of period ...........           7,563            5,423            8,409            4,696
                                                              ------------     ------------     ------------     ------------
Cash and cash equivalents, end of period .................    $      7,506     $      7,563     $      5,423     $      8,409
                                                              ============     ============     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

         Daniel is engaged in providing products and services used primarily by transporters, refiners and processors of oil and natural gas. Daniel manufactures a variety of measurement devices including orifice, turbine and ultrasonic meters and a wide range of electronic instruments used in conjunction with flow measurement products. Daniel also designs, fabricates and assembles automated flow measurement systems to meet specific needs and applications. Daniel manufactures and sells valves, primarily for pipeline use, and also valve actuators and control systems, which are used to remotely and automatically open and close quarter-turn and linear valves for any industry that uses pipes to transport liquids and gases in supply, manufacture or distribution operations.

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Daniel Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in fiscal year end

         On December 12, 1996, the Company changed its fiscal year end from a twelve month period ending September 30 to a twelve month period ending December
31. The consolidated statements of operations and cash flows are presented for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996, and the year ended September 30, 1996.

Pooling of interests

         On December 12, 1996, Daniel issued 4,920,392 shares of its Common Stock in exchange for all the outstanding common stock of Bettis Corporation ("Bettis"). The merger has been accounted for as a pooling of interests, and accordingly the Company's financial statements have been restated to include the operations of Bettis for all periods presented. Bettis' results for the quarter ended December 31, 1996 are included in the year ended September 30, 1996. For the quarter ended December 31, 1995, Bettis had net income of $635,000 and cash flow of $26,000. These amounts have been deducted from the opening balance of retained earnings at September 30, 1996 in the consolidated statement of stockholders' equity and added to the consolidated statement of cash flows for the year ended September 30, 1996, respectively.

Use of estimates

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates.

Foreign currency translation

         Amounts in foreign currencies are translated into U.S. dollars using the translation procedures specified in Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." When local functional currency is translated to U.S. dollars, the effects are recorded in the Accumulated Other Comprehensive Loss section of stockholder's equity. If foreign subsidiaries' undistributed earnings are intended to be permanently reinvested in foreign operations, no deferred taxes are provided on the related translation adjustment. Net foreign currency transaction gains or losses are not material in any of the periods presented.

Fair value of financial instruments

         The carrying amounts of cash and cash equivalents, trade receivables and payables approximate fair values because of the short maturity of those instruments. The carrying value of the Company's long-term debt is considered to approximate the fair value of those instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

         At November 1997, the Company entered into an interest rate swap to fix the rate of interest on its term loan (see Note 11). At December 31, 1998 and 1997 the carrying value of the interest rate swap was zero. The fair value of the interest rate swap, based on market quotes to terminate the agreement, was $(610,000) and $(70,000) at December 31, 1998 and 1997, respectively.

Cash and cash equivalents

         Daniel considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. In accordance with SFAS No. 95 "Statement of Cash Flows," cash flows from the Company's operations in foreign countries are based on their functional currency. As a result, amounts related to assets and liabilities reported on the Consolidated Statement of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheet.

Accounts receivable

         A substantial portion of Daniel's trade receivables is from customers in the petroleum industry. The Company provides allowances for potential credit losses when necessary. However, management considers such credit risk to be limited.

Inventories

         Inventories consisting of raw materials, work in progress and finished goods are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO"), the first-in, first-out ("FIFO"), average cost, or standard cost methods. The standard cost method approximates the FIFO method.

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

Impairment of long-lived assets

         Daniel accounts for the impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 prescribes that an impairment loss is recognized in the event facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on a determination of fair market value as compared to carrying value.

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

Earnings (loss) per share

         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly, but also gives effect to the impact that convertible securities, such as common stock options, if dilutive, would have on net income and average common shares outstanding if converted.

         For the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the year ended September 30, 1996, average shares outstanding were increased for stock options assumed exercised by 255,000, 337,000, 188,000, and 254,000, respectively, to arrive at weighted average shares outstanding for purposes of calculating diluted earnings per share.

Recently issued accounting pronouncements

         As of January 1, 1998, Daniel adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards of reporting for comprehensive income and its components in a full set of general-purpose financial statements. Adoption of this statement had no impact on the Company's net income or stockholders' equity for the periods presented. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income, which prior to adoption were reported separately in stockholders' equity.

         Daniel adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," for the year ended December 31, 1998. This statement requires disclosures about segments an enterprise is engaged in and the different economic environments in which it operates. Disclosures have been provided for all periods presented.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Daniel intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value will be recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. Due to Daniel's limited use of derivative instruments, management anticipates that adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Reclassifications

         Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

NOTE 2 - RESTRUCTURING AND OTHER CHARGES

         In the three month period ended December 31, 1996, the Company recorded pretax charges of $16,663,000 relating to restructuring and other charges as follows (in thousands):

        Downsizing of a German subsidiary...........................    $ 5,100
        Expenses incurred in connection with the Bettis merger......      3,663
        Re-organization costs, largely severance....................      3,000
        Write-downs of long-lived assets............................      2,600
        Losses arising from the sales of product lines..............      2,300
                                                                        -------
              Total ................................................    $16,663
                                                                        =======

         These charges were the result of a strategic evaluation by the Company. The related downsizing of the German subsidiary resulted in charges for asset impairments, inventory valuation adjustments and severance accruals. In 1997, the stock of the German subsidiary was sold with no resulting gain or loss. As of December 31, 1998 significantly all of the severance costs had been paid.

NOTE 3 - DIVESTITURES

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

NOTE 4 - COMBINATION AND ACQUISITIONS

         Effective October 31, 1998, Daniel acquired all of the outstanding stock of Metco Services Ltd.. Based in Aberdeen Scotland, Metco is a United Kingdom provider of flow measurement services to the international energy industry. Consideration for the shares approximated $1,176,000 including $880,000 paid in cash and a final payment of $296,000 contingent on Metco's post closing performance. This acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the net assets acquired based on their fair market value. The operations related to this acquisition are not material to Daniel's results of operations.

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

         In May 1996, Daniel acquired all the outstanding stock of Spectra-Tek International Limited ("Spectra-Tek"), a supplier of data acquisition monitoring and control systems for worldwide industrial markets. Spectra-Tek also participates in the design, manufacture and project management phases of these systems. The aggregate cash consideration paid for the shares approximated $10,900,000, financed by bank borrowings. This acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the net assets acquired based on their fair market value. The purchase price exceeded the estimated fair market value by approximately $7,422,000, which was accounted for as goodwill and is being amortized over 20 years using the straight-line method. The operations related to this acquisition are not material to Daniel's results of operations.

         In February 1996, Daniel acquired all the outstanding stock of a valve manufacturer and refurbisher. The cost of the acquisition, paid in cash, was $2,733,000. The operations related to this acquisition, also accounted for by the purchase method, are not material to Daniel's results of operations.

         Bettis acquired all of the outstanding stock of the following businesses in 1996: Shafer Valve Company, a manufacturer of gas hydraulic rotary vane actuators and hydraulic power units, for $13,200,000 cash; Prime Actuator Control Systems, a manufacturer of hydraulic and pneumatic scotch actuators, for $4,000,000 cash; and Dantorque A/S, a manufacturer of helical spline hydraulic double action and spring return actuators, for $3,000,000 cash. These acquisitions were accounted for by the purchase method and, accordingly, the purchase price was allocated to the net assets acquired based on their fair market value. Any excess of the purchase price over the fair market value was accounted for as goodwill and is being amortized over a 20 year period. The operations related to these acquisitions are not material to Daniel's results of operations.

NOTE 5 - CONTRACTS IN PROGRESS

         Information with respect to contracts in progress accounted for under the percentage-of-completion method is as follows:

                                                        December 31,     December 31,
                                                            1998             1997
                                                        ------------     ------------
                                                                (in thousands)
Costs and estimated earnings on
   uncompleted contracts ...........................    $     23,125     $     13,892
Less progress billings .............................          17,406            7,527
                                                        ------------     ------------
        Total contracts in progress ................    $      5,719     $      6,365
                                                        ============     ============

Presented in accompanying financial statements as:
Costs and estimated earnings in excess of billings
   on uncompleted contracts ........................    $      6,313     $      6,635
Billings in excess of costs and estimated earnings
   on uncompleted contracts (included in
   accrued liabilities) ............................            (594)            (270)
                                                        ------------     ------------
        Total contracts in progress ................    $      5,719     $      6,365
                                                        ============     ============

NOTE 6 - INVENTORIES

         Information with respect to inventories is as follows:

                                                     December 31,    December 31,
                                                         1998            1997
                                                     ------------    ------------
                                                            (in thousands)
Inventories by valuation method are as follows:
     Last-in, first-out (LIFO) ..................    $     21,800    $     24,225
     First-in, first-out (FIFO) .................          20,008          20,092
     Average cost ...............................           6,097           5,371
                                                     ------------    ------------
        Total inventories .......................    $     47,905    $     49,688
                                                     ============    ============

Major components of inventories include:
     Raw materials ..............................    $     25,867    $     24,330
     Work in process ............................          10,595          13,329
     Finished goods .............................          18,753          19,097
                                                     ------------    ------------
        Inventories before LIFO reserve .........          55,215          56,756
     Less LIFO reserve ..........................           7,310           7,068
                                                     ------------    ------------
        Total inventories .......................    $     47,905    $     49,688
                                                     ============    ============

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                                                  Estimated
                                                 December 31,    December 31,     Useful Life
                                                    1998             1997          in Years
                                                 ------------    ------------    ------------
                                                        (in thousands)
Land ........................................    $      4,694    $      4,649
Buildings and improvements ..................          48,875          46,215         10 - 45
Machinery and equipment .....................          74,892          70,921          3 - 12
Office furniture and equipment ..............          14,536           7,977          3 - 10
Automotive equipment ........................           2,478           2,293          3 - 4
Other .......................................           1,331           5,297          5 - 20
                                                 ------------    ------------
        Total property, plant and equipment .         146,806         137,352
Less accumulated depreciation ...............          81,214          74,362
                                                 ------------    ------------
        Property, plant and equipment, net ..    $     65,592    $     62,990
                                                 ============    ============

NOTE 8 - INTANGIBLES AND OTHER ASSETS

         Intangibles and other assets are summarized as follows:

                                                                    December 31,    December 31,
                                                                        1998            1997
                                                                    ------------    ------------
                                                                           (in thousands)
Goodwill, net of accumulated amortization of $3,200 and $2,300 .    $     20,359    $     19,515
Notes receivable ...............................................           6,448           6,448
Miscellaneous ..................................................           9,420           9,537
                                                                    ------------    ------------
         Total intangibles and other assets ....................    $     36,227    $     35,500
                                                                    ============    ============

NOTE 9 - ACCRUED LIABILITIES

         Accrued liabilities are summarized as follows:

                                         December 31,    December 31,
                                            1998            1997
                                         ------------    ------------
                                                (in thousands)
Other accrued liabilities ...........    $     13,412    $     12,522
Accrued salaries and wages ..........           4,568           4,273
Accrued commissions .................           3,604           2,069
Accrued income taxes ................           3,322             205
Accrued taxes other than income .....           2,646           2,318
                                         ------------    ------------
         Total accrued liabilities ..    $     27,552    $     21,387
                                         ============    ============

NOTE 10 - INCOME TAXES

         Income tax expense (benefit) is as follows:

                                                                         Three Months
                                        Year Ended       Year Ended         Ended          Year Ended
                                       December 31,     December 31,      December 31,    September 30,
                                           1998             1997             1996             1996
                                       ------------     ------------     ------------     ------------
                                                                (in thousands)
Federal:
    Current .......................    $      4,303     $      3,627     $       (841)    $      2,940
    Deferred ......................             939            2,555           (2,241)           1,920
Foreign:
    Current .......................           4,604            1,217             (179)           1,856
    Deferred ......................          (1,135)            (203)           1,429            1,155
State and local ...................             334             (294)             332              330
                                       ------------     ------------     ------------     ------------
    Income tax expense (benefit) ..    $      9,045     $      6,902     $     (1,500)    $      8,201
                                       ============     ============     ============     ============

         The components of income (loss) before income taxes are:

                                                                     Three Months
                                      Year Ended      Year Ended        Ended          Year Ended
                                     December 31,    December 31,     December 31,    September 30,
                                         1998            1997            1996             1996
                                     ------------    ------------    ------------     ------------
                                                            (in thousands)
United States ...................    $     15,767    $     16,656    $    (11,660)    $     18,046
Foreign .........................           8,515             820          (7,784)           2,832
                                     ------------    ------------    ------------     ------------
    Income (loss) before income
      taxes .....................    $     24,282    $     17,476    $    (19,444)    $     20,878
                                     ============    ============    ============     ============

         The cumulative undistributed earnings of foreign subsidiaries, on which United States taxes have not been provided, were approximately $23,600,000 at December 31, 1998. The United States income tax effect associated with the repatriation of these earnings may be offset by foreign tax credits.

         Components of the difference between the income tax expense (benefit) computed at the United States statutory income tax rate and the income tax expense (benefit) are as follows:

                                                                                Three Months
                                            Year Ended        Year Ended          Ended           Year Ended
                                            December 31,      December 31,      December 31,      September 30,
                                                1998              1997              1996              1996
                                            ------------      ------------      ------------      ------------
                                                                      (in thousands)
Tax expense (benefit) of income (loss)
    at 34% .............................    $      8,256      $      5,941      $     (6,611)     $      7,099
Foreign Sales Corporation provisions ...            (473)             (513)             (104)             (492)
Adjustment of prior years' taxes .......              --                --                --              (400)
State income taxes .....................             221              (193)              219               218
Non-deductible expenses ................             222               280                60                99
Loss of foreign subsidiary with no tax
    benefit ............................             248               349             3,562               806
Foreign tax rates and other effects of
    foreign operations .................             368               651                64             1,124
Goodwill amortization/charge off .......              79                79                70                --
Bettis merger expenses .................              --                --             1,164                --
Other, net .............................             124               308                76              (253)
                                            ------------      ------------      ------------      ------------
Income tax expense (benefit) ...........    $      9,045      $      6,902      $     (1,500)     $      8,201
                                            ============      ============      ============      ============
Effective tax expense (benefit) rate ...            37.3%             39.5%             (7.7%)            39.3%
                                            ============      ============      ============      ============

        Deferred tax assets (liabilities) are as follows:

                                                            December 31,      December 31,
                                                                1998             1997
                                                            ------------     ------------
                                                                   (in thousands)
Gross deferred tax assets:
    Capital loss carryforward from sale of subsidiary ..    $      5,067     $      5,067
    Write-off of notes receivable related to sale
       of subsidiary ...................................           1,054            1,054
    Restructuring and other charges and loss on
       divestitures ....................................           2,289            2,200
    Operating loss carryforward from subsidiary ........             336              284
    Excess tax over book basis of inventories ..........           2,843            3,121
    Inventory reserves .................................             721              704
    Other ..............................................           4,420            4,002
                                                            ------------     ------------
       Total gross deferred tax assets .................          16,730           16,432
                                                            ------------     ------------
Gross deferred tax liabilities:
    Excess book over tax basis of property and
       equipment .......................................          (9,153)          (9,489)
    Other ..............................................          (1,514)          (1,647)
                                                            ------------     ------------
       Total gross deferred tax liabilities ............         (10,667)         (11,136)
                                                            ------------     ------------
Deferred tax asset valuation allowance .................          (7,222)          (7,170)
                                                            ------------     ------------
Net deferred tax assets (liabilities) ..................    $     (1,159)    $     (1,874)
                                                            ============     ============

         At December 31, 1998 and 1997, the valuation allowance related primarily to losses and write-offs resulting from the sale of a Germany subsidiary which are not expected to be realized.

         Payments for income taxes for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the year ended September 30, 1996 were $6,348,000, $3,426,000, $1,319,000, and $3,408,000, respectively.

NOTE 11 - DEBT

         Long-term debt includes the following:

                                                                                    December 31,    December 31,
                                                                                        1998            1997
                                                                                    ------------    ------------
                                                                                          (in thousands)
Term loan from banks (unsecured) 6.52%; interest payable monthly; principal payable in quarterly installments
     of $1,071 through April 30, 2004 ..........................................    $     24,643    $     28,929
Revolving credit facility (unsecured); 6.10% at
     December 31, 1998; interest payable monthly; maturing
     April 30, 2000 ............................................................           8,000          10,000
Term loan from bank (secured); interest at Canadian prime rate (6.75% at
     December 31, 1998 and 6.00% at December 31, 1997); principal and interest payable monthly; payable
     through August 31, 2001 ...................................................             898           1,311
Payable to four insurance companies (unsecured);
     11.5%; principal payable in annual installments
     of $2,857; interest payable semi-annually .................................              --           2,857
Miscellaneous obligations ......................................................           1,854           1,788
                                                                                    ------------    ------------

     Total obligations .........................................................          35,395          44,885
Less portion due within one year ...............................................           4,756           7,602
                                                                                    ------------    ------------
     Long-term debt ............................................................    $     30,639    $     37,283
                                                                                    ============    ============

         In November 1997, Daniel entered into a credit agreement with a group of four banks, which provided for a $30,000,000 term loan and a $40,000,000 revolving credit facility. The proceeds of the term loan were used to refinance the 8,400,000 (approximately $13,000,000) note originally utilized in the acquisition of Spectra-Tek in May 1996, as well as Bettis' term loan and a portion of Bettis' revolving loan. Borrowings of $7,000,000 under the revolving credit facility were used to refinance the balance of Bettis' revolving loan.

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

         In December 1988, four insurance companies purchased an aggregate of $20,000,000 of Daniel's unsecured 11.5% senior notes due 1998. The final installment of $2,857,000 was paid in December 1998.

         Payments for interest for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the year ended September 30, 1996 were $3,415,000, $3,980,000, $1,447,000 and $3,279,000, respectively. The average short-term interest rate in 1998 and 1997 was 6.73% and 6.81%, respectively.

         At December 31, 1998, long-term debt matures as follows:

                    Year Ending December 31,                            Amount
                    ------------------------                            ------
                                                                     (in thousands)
                    1999.........................                      $ 4,756
                    2000.........................                       12,757
                    2001.........................                        4,675
                    2002.........................                        4,430
                    2003.........................                        4,405
                    Thereafter...................                        4,372

         At December 31, 1998, Daniel had various committed and uncommitted short-term lines of credit aggregating approximately $39,000,000. These lines of credit are available for short-term borrowings or issuance of letters of credit. At December 31, 1998 and December 31, 1997, borrowings under these lines were $5,900,000 and $8,000,000, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         Daniel is involved in various legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or future results of operations of Daniel. Additionally, in the ordinary course of business, Daniel has issued standby letters of credit and bank guarantees as security for advances, progress payments and performance on long-term contracts. As a result, Daniel was contingently liable in the amount of approximately $4,929,000 at December 31, 1998.

NOTE 13 - STOCK OPTIONS, STOCK AWARDS, PROFIT SHARING AND SAVINGS PLAN AND POSTRETIREMENT BENEFITS

Employee stock option plans

         Daniel maintains four stock option plans for employees: the 1997 plan, the 1994 plan, which was converted from the Bettis stock option plan, the 1981 plan, and the 1977 plan. Under the 1997, 1994 and 1981 plans, the exercise price of an option may not be less than the fair market value of Daniel's common stock on the date of grant. Under the 1997, 1981 and 1977 plans, options that have been granted are generally for a ten- year term and are exercisable either from the date of grant, in total, or in one-third or in one-fifth annual increments beginning at the end of the first year of the term. Under the 1994 plan, options granted are also for a ten-year term, but are exercisable in one-fifth increments, the first increment occurring six months from the date of grant and the other increments occurring on each of the first four anniversaries of the date of grant. There was an aggregate of 22,548 shares available for grant under the 1997 and 1977 plans as of December 31, 1998. Options were exercisable at December 31, 1998 for up to 1,038,341 shares ranging in price from $5.18 to $18.50 per share.

         A summary of stock option activity related to the plans is as follows:

                                                                           Weighted Average
                                                           Shares           Exercise Price
                                                         ----------        ----------------
         Options outstanding, September 30, 1995          1,071,914             $12.45
               Cancelled.............................       (14,604)             12.66
               Exercised.............................        (5,163)              7.90
               Granted...............................       228,540              10.30
                                                         ----------
         Options outstanding, September 30, 1996          1,280,687              12.09
               Cancelled.............................        (6,250)             12.42
               Exercised.............................        (3,500)              7.00
               Granted...............................        15,200              13.13
                                                         ----------
         Options outstanding, December 31, 1996           1,286,137              12.12
               Cancelled.............................      (172,203)             14.62
               Exercised.............................      (149,492)             13.59
               Granted...............................     1,024,600              14.52
                                                         ----------
         Options outstanding,  December 31, 1997          1,989,042              13.02
               Cancelled.............................       (35,667)             11.97
               Exercised.............................      (143,677)             13.06
               Granted...............................       127,000              18.89
                                                         ----------
         Options outstanding,  December 31, 1998          1,936,698              13.40
                                                         ==========

         Exercisable, December 31, 1998                   1,038,341              12.29
                                                         ==========

         The number of shares with respect to which options were exercisable and the corresponding weighted average exercise prices per share at December 31, 1997, and 1996, and September 30, 1996, were 613,836 and $11.35, 656,645 and
$12.51, and 629,119 and $12.86, respectively. The weighted average fair values of options granted during the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996, and the year ended September 30, 1996 were $7.45, $5.08, $4.73, and $3.85, respectively.

         The following table summarizes information about employee stock options outstanding at December 31, 1998:

                                             Weighted
                                              Average            Weighted                              Weighted
                            Shares           Remaining            Average            Shares             Average
      Range of            Outstanding        Contractual          Exercise          Exercisable         Exercise
   Exercise Prices        at 12/31/98       Life (years)           Price           at 12/31/98           Price
   ---------------        -----------       ------------         ---------         -----------         -------
   $5.18 - $10.00            377,348             6.3              $  7.76              312,156         $  7.41
   $11.88 - $16.75         1,405,100             7.7                14.29              700,436           14.24
   $17.13 - $21.31           154,250             9.1                19.20               25,749           18.06
                          ----------                                               -----------
                           1,936,698             7.5                13.40            1,038,341           12.28
                          ==========                                               ===========

Non-employee director stock option plans and agreements

         Daniel maintains, for the benefit of its non-employee directors, a 1997 stock option plan, a 1995 stock option plan, a 1994 stock option plan converted from Bettis' plan for two of its non-employee directors, and a stock option agreement with one non-employee director. Under the agreement, the option is exercisable for six years from the date of grant. Under the 1997 plan, an option for 5,000 shares was granted to each non-employee director on the date the plan was adopted, and another option for 5,000 shares was granted on January 1, 1998 and on January 1, 1999 (and will be granted, subject to availability of shares under the plan, on the first day of each subsequent fiscal year) to each non-employee director serving on that date, such options to be immediately exercisable and have a ten-year term. Under the 1995 plan, options are granted for a ten-year term, and each non-employee director received an option for the purchase of 15,000 shares of Common Stock, which option is exercisable in one-third annual increments beginning at the end of the first year of the term. There was an aggregate of 80,000 shares available for grant under the 1997 and 1995 plans at December 31, 1998. Options were exercisable at December 31, 1998 for up to 167,400 shares ranging in price from $5.39 to $18.78 per share.

         A summary of stock option activity related to the plans is as follows:

                                                                                        Weighted Average
                                                                     Shares              Exercise Price
                                                                    --------            ----------------
         Options outstanding, September 30, 1995                      27,400                $  8.74
               Granted...............................                143,700                  13.62
                                                                    --------
         Options outstanding, September 30, 1996                     171,100                  12.84
               Cancelled.............................                (15,000)                 13.88
               Granted...............................                 30,000                  13.50
                                                                    --------
         Options outstanding, December 31, 1996                      186,100                  12.86
               Exercised.............................                 (8,700)                  8.19
               Granted...............................                 35,000                  14.19
                                                                    --------
         Options outstanding December 31, 1997                       212,400                  13.27
               Cancelled.............................                (15,000)                 13.88
               Exercised.............................                (15,000)                 13.88
               Granted...............................                 50,000                  18.13
                                                                    --------
         Options outstanding December 31, 1998                       232,400                  14.24
                                                                    ========

         Exercisable, December 31, 1998                              167,400                  14.16
                                                                    ========

         The number of shares with respect to which options were exercisable and the corresponding weighted average exercise prices per share at December 31, 1997, and 1996 and September 30, 1996 were 77,400 and $12.18, 36,100 and $8.97, and 18,700 and $9.53, respectively. The weighted average fair values of options granted during the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996, and the year ended September 30, 1996 were $7.15, $4.96, $4.86, and $5.09, respectively.

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                              Weighted
                                               Average           Weighted                              Weighted
                            Shares            Remaining           Average            Shares             Average
      Range of            Outstanding        Contractual         Exercise          Exercisable         Exercise
   Exercise Prices        at 12/31/98       Life (years)           Price           at 12/31/98           Price
   ---------------        -----------       ------------         --------          -----------         ---------
   $5.39 - $11.00            27,400              4.6              $  9.22              27,400           $  9.22
   $12.75 - $18.78          205,000              7.9                14.91             140,000             15.13
                            -------                                                   -------
                            232,400              6.2                14.24             167,400             14.16
                            =======                                                   =======

Proforma Reporting under SFAS No. 123

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

                                                                             Net Income (Loss) Per Share
                                                        Net Income        ----------------------------------
                                                          (Loss)               Basic           Diluted
                                                       ---------------
                                                        (in thousands)
   Year Ended December 31, 1998
         As reported............................          $ 15,237            $  .87           $  .86
         Proforma...............................          $ 13,279            $  .76           $  .75
   Year Ended December 31, 1997
         As reported............................          $ 10,574            $  .62           $  .61
         Proforma...............................          $  9,548            $  .56           $  .55
   Three Months Ended December 31, 1996
         As reported............................          $(17,944)           $(1.05)          $(1.05)
         Proforma...............................          $(18,035)           $(1.06)          $(1.06)
   Year Ended September 30, 1996
         As reported............................          $ 12,677            $  .74           $  .73
         Proforma...............................          $ 12,501            $  .73           $  .72

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price, with the following assumptions:

                                                                                Three Months
                                            Year Ended         Year Ended           Ended            Year Ended
                                           December 31,       December 31,       December 31,       September 30,
                                               1998               1997               1996               1996
                                           ------------       ------------      -------------       -------------
Expected stock price volatility........       33.69%             34.94%             35.46%              35.98%
Risk-free interest rate................        4.8%               5.8%               6.3%                6.7%
Expected life of options...............        7.0 years          7.6 years          7.6 years           7.6 years
Expected dividend yield................        1.1%               1.1%               1.3%                1.3%

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

Stock award plan

         In 1996, Daniel's stockholders approved the adoption of a stock award plan that made 100,000 shares of Common Stock available for issuance as a part of the incentive compensation paid to executive and operating officers. During 1998, there were no awards granted and 1,038 shares were forfeited and became available for future grants, leaving 9,416 shares available for issuance at December 31, 1998. The stock awards generally vest in one-third annual increments beginning one year after the award.

Profit sharing and savings plan

         Daniel and its domestic subsidiaries offer defined contribution plans in which substantially all employees of adopting companies are eligible to participate. Annual contributions to the profit sharing portion of the Daniel Industries, Inc. Employees' Profit Sharing and Savings Plan (the "Plan") are discretionary and determined by Daniel's Board of Directors. Contributions to the savings portion of the Plan and to the plans of the Company's subsidiaries were made in amounts as required by the plans. Daniel's contributions to the profit sharing and savings plans, which are expensed as incurred, were approximately $1,900,000, $1,800,000, $481,000, and $1,040,000 for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the year ended September 30, 1996, respectively. Effective January 1, 1998, the plans maintained by Daniel's domestic subsidiaries were merged into the Plan.

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

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of quarterly financial data for the years ended December 31, 1998 and 1997:

                                                                                         Basic         Diluted
                                                                                       Earnings        Earnings
                                         Revenues     Gross Profit     Net Income      Per Share      Per Share
                                         --------     ------------     ----------      ---------      ---------
                                                              (in thousands, except per share data)
Fiscal 1998 Quarter Ended:
   March 31, 1998.................        $67,210        $25,657          $3,742           $ .22          $ .21
   June 30, 1998..................         77,300         28,657           4,393             .25            .25
   September 30, 1998.............         70,886         27,806           4,201             .24            .24
   December 31, 1998..............         67,763         26,392           2,901             .16            .16

Fiscal 1997 Quarter Ended:
   March 31, 1997.................        $58,907        $20,796          $  684           $ .04          $ .04
   June 30, 1997..................         67,229         24,333           2,511             .15            .15
   September 30, 1997.............         71,334         26,646           3,600             .21            .21
   December 31, 1997..............         71,391         27,019           3,779             .22            .21

NOTE 16 - INDUSTRY SEGMENTS

         In 1998, Daniel adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." The prior years' segment information has been restated to conform to the current year presentation.

         Daniel's reportable segments consist of the primary products and services provided by the Company. These products and services include measurement and control products and systems, valve actuators and valves. The measurement and control products and systems segment includes products which employ a method known as pressure differential orifice measurement to measure fluids. This segment also includes electronic instruments used in conjunction with the flow measurement products, as well as flow measurement systems. The valve actuator segment includes valve actuators and controls used to remotely and automatically open or close quarter-turn or linear valves. The valve segment includes gate valves and the repair of pipeline valves.

         The Company's customers in each reportable segment consist primarily of major or independent oil and gas companies, foreign national oil companies, pipeline companies and others in the petroleum industry. No single customer account for more than 10% of Daniel's total revenues in the years ended December 31, 1998 and December 31, 1997, the three months ended December 31, 1996 or the year ended September 30, 1996.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). There are no material intersegment revenues. Daniel evaluates the performance of its segments based on revenues and operating profit. Identifiable assets are those tangible and intangible assets that are identified with the operation of the industry segment or geographic area.

                        INFORMATION ON INDUSTRY SEGMENTS
                                 (in thousands)


                                                       Operating                        Capital      Depreciation
                                                        Income       Identifiable       Expendi-          and
Year Ended December 31, 1998             Revenues       (Loss)          Assets           tures       Amortization
----------------------------             --------      ---------     ------------       --------     ------------
Segments:
   Measurement and control........       $135,828        $12,178         $118,610       $  3,858        $ 4,723
   Valve actuators................        102,122         16,189           72,828          5,275          4,258
   Valves.........................         45,209          7,964           23,990          1,953          1,020
                                         --------        -------         --------        -------        -------
       Subtotal...................        283,159         36,331          215,428         11,086         10,001
Corporate.........................                        (9,247)          20,996          1,161            659
Other income and expense..........                           698
Interest expense..................                        (3,500)
                                         --------        -------         --------        -------        -------
       Total......................       $283,159        $24,282         $236,424        $12,247        $10,660
                                         ========        =======         ========        =======        =======
Year Ended December 31, 1997
Segments:
   Measurement and control........       $141,281        $14,372         $114,448        $ 3,520         $4,256
   Valve actuators................         94,502         12,620           72,635          3,687          4,172
   Valves.........................         33,078          2,773           27,918            943          1,006
                                         --------        -------         --------        -------        -------
       Subtotal...................        268,861         29,765          215,001          8,150          9,434
Corporate.........................                        (9,318)          18,953          3,506            267
Other income and expense..........                         1,339
Interest expense..................                        (4,310)
                                         --------        -------         --------        -------        -------
       Total......................       $268,861        $17,476         $233,954        $11,656         $9,701
                                         ========        =======         ========        =======        =======
Three Months Ended
December 31, 1996
Segments:
   Measurement and control........       $ 27,205        $   (97)        $107,508         $1,511         $1,582
   Valve actuators................         20,154            401           73,258            449          1,126
   Valves.........................          6,405           (125)          32,645            149            273
                                         --------        -------         --------        -------        -------
       Subtotal...................         53,764           (179)         213,411          2,109          2,981
Corporate.........................                        (1,808)          20,164            998             61
Other income and expense..........                       (16,660)(a)
Interest expense..................                        (1,155)
                                         --------        -------         --------        -------        -------
       Total......................       $ 53,764       $(19,444)        $233,575         $3,107         $3,042
                                         ========        =======         ========        =======        =======
Year Ended September 30, 1996
Segments:
   Measurement and control........       $119,236        $12,756         $114,449         $3,749         $5,313
   Valve actuators................         66,849          6,913           78,197          1,883          2,934
   Valves.........................         42,711          6,924           34,803          1,086          1,058
   Non-core businesses............          4,815            127               75                             4
                                         --------        -------         --------        -------        -------
       Subtotal...................        233,611         26,720          227,524          6,718          9,309
Corporate.........................                        (5,744)          21,245            192            202
Other income and expense..........                         3,447 (b)
Interest expense..................                        (3,545)
                                         --------        -------         --------        -------        -------
       Total......................       $233,611        $20,878         $248,769         $6,910         $9,511
                                         ========        =======         ========        =======        =======

(a) Includes restructuring and other charges and losses on divestitures of non-core assets. (See Notes 2 and 3)

(b)  Includes gain from divestiture of non-core assets. (See Note 3)

                      INFORMATION ON GEOGRAPHIC OPERATIONS
                                 (in thousands)

                                         December 31,       December 31,       December 31,       September 30,
                                             1998               1997             1996                 1996
                                         ------------       ------------       ------------       -------------
Revenues for period ended -
    United States................          $175,976           $179,104         $  36,749            $163,764
    United Kingdom...............            53,742             45,771             7,743              35,830
    Canada.......................            42,659             31,412             6,494              23,432
    Other........................            10,782             12,574             2,778              10,585
                                           --------           --------          --------            --------
Consolidated.....................          $283,159           $268,861         $  53,764            $233,611
                                           ========           ========          ========            ========

Identifiable Assets as of -
    United States................          $140,551           $142,022          $140,832            $151,591
    United Kingdom...............            63,871             57,073            49,940              51,494
    Canada.......................            20,599             20,817            18,003              16,954
    Other........................            11,403             14,042            24,800              28,730
                                           --------           --------          --------            --------
Consolidated.....................          $236,424           $233,954          $233,575            $248,769
                                           ========           ========          ========            ========

         Revenues are attributed to countries based on the location of the selling entity. The United Kingdom, however, includes immaterial amounts from the Company's Singapore operation.

                                INDEX TO EXHIBITS

               EXHIBIT
               No.         Description
               ------      -----------
                  2.1      Plan and Agreement of Merger dated as of January 22,
                           1988, by and between Daniel Industries, Inc., a Texas
                           corporation ("Daniel Texas"), and Daniel Industries,
                           Inc., a Delaware corporation ("Daniel" or the
                           "Company"), filed as Exhibit 2.1 to Daniel's
                           Registration of Securities of Certain Successor
                           Issuers on Form 8-B dated May 5, 1988 and
                           incorporated by reference here.

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

                  4.1      Rights Agreement dated as of May 31, 1990, between
                           Daniel and Wachovia Bank and Trust Company, N.A., as
                           Rights Agent, filed as Exhibit 1 to Daniel's
                           Registration of Certain Classes of Securities on Form
                           8-A filed June 5, 1990 and incorporated by reference here.

                 10.1 1977 Stock Option Plan, as amended and restated on June 17, 1997, filed as Exhibit 10.1 to Daniel's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1997 and incorporated by reference here.

                 10.2 1981 Stock Option Plan, as amended and restated on December 31, 1986, filed as Exhibit 19.2 to Daniel
                           Texas's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986 and incorporated by reference here.

                 10.3      Form of Director's Stock Option Agreement dated
                           October 9, 1986, between Daniel Texas and Brian
                           O'Neill, filed as Exhibit 19.1 to Daniel Texas's
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 1987 and incorporated by reference here.

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

                 10.5 Deferred Compensation Agreement dated March 6, 1996 between Daniel and Ronald C. Lassiter, filed as
                           Exhibit 10.10 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated by reference here.

                 10.6 Employment Agreement dated July 30, 1996 between Daniel and James M. Tidwell, filed as Exhibit 10.11 to Daniel's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated by reference here.

                 10.7 1995 Non-Employee Directors' Stock Option Plan, as amended and restated on December 12, 1996, filed as
                           Exhibit 10.1 to Daniel's Quarterly Report on Form 10-Q for the transition period ended December 31, 1996 and incorporated by reference here.

                 10.8 Stock Award Plan dated as of December 8, 1995, filed as Exhibit 10.11 to Daniel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference here.

                 10.9 Daniel Industries, Inc. 1997 Stock Option Plan, filed as Exhibit 10.1 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.10 Daniel Industries, Inc. 1997 Non-Employee Director Stock Option Plan, filed as Exhibit 10.2 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.11 Employment Agreement dated June 17, 1997 between Daniel and Thomas A. Newton, Jr., filed as Exhibit
                           10.3 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.12 StockAward Agreement dated June 17, 1997 between Daniel and Thomas A. Newton, Jr., filed as Exhibit
                           10.4 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.13 Change in Control Agreement dated June 17, 1997 between Daniel and Thomas A. Newton, Jr., filed as
                           Exhibit 10.5 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.14 Change in Control Agreement dated June 17, 1997 between Daniel and Ronald C. Lassiter, filed as
                           Exhibit 10.6 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.15 Form of Change in Control Agreement between the Company and each of Daniel J. Sarik, Katie-Pat Bowman and Michael T. Atkins, filed as Exhibit

                           10.17 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference here.

                 10.16 Severance Agreement between Daniel and W.T. Bratton dated February 6, 1996, filed as Exhibit 10.17 to Daniel's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference here.

                 10.17 Credit Agreement dated November 19, 1997 between Daniel and Bank One, Texas N.A., Texas Commerce Bank National Association, CIBC Inc., and Credit Lyonnais New York Branch, filed as Exhibit 10.18 to Daniel's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference here.

                 10.18 FirstAmendment to Credit Agreement dated June 4, 1998 between Daniel and Bank One, Texas, N.A., Chase Bank of Texas, National Association, CIBC Inc., and Credit Lyonnais New York filed as Exhibit 10.1 to Daniel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated by reference here.

                 21        Significant Subsidiaries of Daniel.

                 23        Consent of PricewaterhouseCoopers LLP

                 27        Financial data schedule.