Form 10-K405/A
period 1998-12-31
DANIEL INDUSTRIES INC
filed 1999-04-29
CIK 26821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [2]

         At March 15, 1999, the aggregate market value of Common Stock, $1.25 par value, of the registrant held by non-affiliates of the registrant was approximately $181.1 million. As of that date, there were outstanding 17,515,104 shares of Common Stock.

         Documents incorporated by reference: NONE

The undersigned registrant amends and restates in their entirety the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth for all directors of the Company: (i) the name and age of such person; (ii) the principal occupation of such person for at least the last five years (unless otherwise noted); and (iii) the year during which such person first became a director. The table has been prepared from information obtained from such persons.

                                                                                                           DIRECTOR
   NAME                                   AGE     PRINCIPAL OCCUPATION                                      SINCE
   ----                                   ---     --------------------                                      -----

   Ronald C. Lassiter .................     66    Chairman of the Board, President and                       1985
                                                  Chief Executive Officer of the Company

   Thomas J. Keefe ....................     66    President and Chief Operating Officer of Hensley           1996
                                                  Industries, Inc., a steel foundry

   Michael M. Carroll .................     62    Professor in the Department of Computational and           1998
                                                  Applied Mathematics at Rice University

   W.A. Griffin  ......................     83    Chairman Emeritus of the Board                             1951

   Brian E. O'Neill                         63    President and Chief Executive Officer of Williams Gas      1994
                                                  Pipelines

   Ralph F. Cox .......................     66    Private Consultant in international petroleum              1996
                                                  activities since 1994; retired President and Chief
                                                  Executive Officer of Greenhill Petroleum Corporation

   Leo E. Linbeck, Jr. ................     64    Chairman of the Board and Chief Executive Officer of       1988
                                                  Linbeck Corporation, a holding company

   Nathan M. Avery ....................     64    Chairman of the Board, President and Chief Executive       1996
                                                  Officer of TransCoastal Marine Services, Inc., a
                                                  marine construction company

   Gibson Gayle, Jr. ..................     72    Retired senior partner of Fulbright & Jaworski L.L.P.,     1985
                                                  a law firm

----------

         Mr. Lassiter was elected Chairman of the Board in March 1996. He became Acting President and Chief Executive Officer of the Company effective January 24, 1997, upon the resignation of W.A. Griffin, III, and continued as Chief Executive Officer following the election of Alex Newton to the office of President effective July 1, 1997. Mr. Lassiter resumed the role of President of the Company following Mr. Newton's resignation on January 29, 1999. Mr. Lassiter served as Chairman of the Board and Chief Executive Officer of Zapata Corporation, an oil and gas company, from August 1985 until his retirement in June 1994, and served as

Chairman, President and Chief Executive Officer of Zapata Protein, a producer of marine protein, from October 1992 until June 1997.

         Prior to assuming his present position with Hensley Industries in November 1995, Mr. Keefe served as President and Chief Operating Officer of Lennox Industries, Inc. from July 1992 until June 1995.

         Dr. Carroll was elected a director of the Company on January 14, 1998, to fill the vacancy created by the resignation of W.A. Griffin, III. Dr. Carroll has held a number of professional leadership roles, including Executive Committee member and Chairman of the Applied Mechanics Division of the American Society of Mechanical Engineers, President of the American Academy of Mechanics, President of the Society for Engineering Science and Governing Board Member of the Engineering Deans' Council of the American Society for Engineering Education. He has held the McMurtry Professor of Engineering distinction at Rice University since 1988 and has also served as Dean of the George R. Brown School of Engineering at Rice University.

         Mr. Griffin served as Chairman of the Board from 1957, and as Chief Executive Officer of the Company from 1985 until his retirement in February 1995. He then served as a consultant to the Company until February 1997.

         Prior to assuming his current position in January 1994, Mr. O'Neill served as President of Williams Gas Pipelines. Mr. O'Neill is a member of the partnership policy committee of Northern Border Partners, L.P. ("NBP") and a member of the management committee of Northern Border Pipeline Company of which NBP has a 70 percent general partnership interest.

         Mr. Cox is an independent Trustee for the Fidelity Group of Funds and a member of the Board of Directors of Waste Management, Inc. and Bonneville Pacific Corporation. Mr. Cox also serves on advisory Boards at Texas A&M University and the University of Texas. Mr. Cox is a former Vice Chairman of the Board of Atlantic Richfield Company and President and former Chief Operating Officer of Champlin Petroleum Company (Union Pacific Resources Company).

         Mr. Linbeck, Jr. serves as a Life Director of the Associated General Contractors of America and as a director of John Hancock Advisers, Inc. and Duke Energy Corporation.

         Mr. Avery was elected Chairman of the Board, President and Chief Executive Officer of TransCoastal Marine Services, Inc. in November 1998 and has served as Chairman of the Board and Chief Executive Officer of Galveston-Houston Company, a manufacturer of ground engaging tools for the construction and mining industries, for a period of at least five years. He serves as an advisory director of Cooper Cameron Corporation.

         Mr. Gayle, Jr. was a partner in the law firm of Fulbright & Jaworski L.L.P. until his retirement on January 1, 1997, and he served as Chairman of that firm's Executive Committee from 1979 until 1992. Fulbright & Jaworski L.L.P. provides legal services to the Company on an ongoing basis, and the Company will continue to engage that firm during the current fiscal year.

EXECUTIVE OFFICERS

         The following table lists the name, age, current position and period of service with the Company of each executive officer of the Company and the president of each of the Company's divisions. Each executive officer was elected by the Board and will hold office until the next annual meeting of the Board or until his or her successor shall have been elected and qualified.

                                                                                                           OFFICER
                NAME                  AGE                              POSITION                             SINCE
                ----                  ---                              --------                             -----

  Ronald C. Lassiter..............     66    Chairman of the Board, President and Chief Executive Officer    1997
  James M. Tidwell................     52    Executive Vice President and Chief Financial Officer            1996
  W. Todd Bratton.................     54    Executive Vice President and President of Daniel                1996
                                             Measurement and Control
  Kenton Chickering III...........     64    President of Daniel Valve Company                               1988
  Norman D. Quam..................     65    President of Bettis Corporation                                 1997
  J. D. Sitton, III...............     37    President of Daniel Measurement Services                        1998
  W.C. Clingman...................     65    Vice President, Information Services                            1977
  Michael R. Yellin...............     53    Vice President, Secretary and Treasurer                         1981
  Daniel J. Sarik.................     49    Vice President, Business Development                            1997
  Michael T. Atkins...............     45    Vice President, Human Resources                                 1997
  Wilfred M. Krenek...............     46    Vice President, Controller and Chief Accounting Officer         1997
  Katie-Pat Bowman................     44    Vice President and General Counsel                              1997

         Ronald C. Lassiter was elected Chairman of the Board in March 1996. He became Acting President and Chief Executive Officer of the Company effective January 24, 1997, upon the resignation of W.A. Griffin, III, and continued as Chief Executive Officer following the election of Alex Newton to the office of President in July 1997. Mr. Lassiter resumed the office of President of the Company following Mr. Newton's resignation on January 29, 1999.

         James M. Tidwell joined the Company in August 1996, as Vice President, Finance and Chief Financial Officer, and was elected Executive Vice President and Chief Financial Officer effective December 12, 1996. Prior to joining the Company, Mr. Tidwell served as Vice President of Finance of Hydril Company, an oilfield equipment company, from August 1992 through August 1996. Prior to that, Mr. Tidwell was Vice President Finance of ABB Vetco Gray, Inc. from 1988 until 1992 and was President of Vetco Gray, Inc. from 1986 to 1988.

         Pursuant to the merger of Bettis Corporation with a wholly-owned subsidiary of the Company, W. Todd Bratton was elected an Executive Vice President of the Company on December 12, 1996. He became President of Daniel Measurement and Control, Inc. in February 1997, and President of the Daniel Measurement and Control Division in March 1998. Mr. Bratton served as President of Bettis Corporation from 1988 and as its Chief Executive Officer from May 1994 until February 1997. Mr. Bratton served in varying capacities including Executive Vice President, Operations of Galveston-Houston Company, Bettis Corporation's then-parent company, from 1979 to May 1994.

         Norman D. Quam has been employed with Bettis Corporation since 1979. When Mr. Bratton became President of Daniel Measurement and Control, Inc. in February 1997, Mr. Quam was elected President of Bettis Corporation.

         J. D. Sitton, III joined the Company as President of the newly formed Daniel Measurement Services Division in May 1998. He was previously employed by Capstone Turbine Corporation, a start-up company commercializing Microturbine power generation technology, from October 1996 to May 1998, as Director of Sales, and PanEnergy Corp. (predecessor to Duke Energy Corp, an interstate pipeline company), from 1989 to September, 1996, in various capacities, including most recently as Senior Vice President, Retail Energy Marketing.

         Daniel J. Sarik joined the Company in August 1997, as Vice President, Business Development. Prior to joining Daniel, Mr. Sarik served in various managerial positions with Camco International Inc., including Director of Marketing of Camco Drilling Group, from January 1992 to August 1997, and as Director of Marketing of the Hycalog Division, from June 1987 to January 1992.

         Michael T. Atkins joined Daniel as Vice President, Human Resources, in September 1997. He was previously employed with EOTT Energy Corp., a subsidiary of Enron Corporation involved in crude oil trading and transportation, as Manager, Human Relations since February 1992.

         Wilfred M. Krenek was elected Vice President, Controller and Chief Accounting Officer of Daniel effective May 1997. He had served as Vice President, Chief Financial Officer, Treasurer and Secretary of Bettis Corporation from May 1994 until May 1997. Prior to that, Mr. Krenek was employed by Galveston-Houston Company in the capacity of Vice President and Controller from May 1989 to May 1994, as Controller from July 1987 to May 1989, and as Tax Manager from April 1985 to July 1987.

         Katie-Pat Bowman joined the Company in September 1997 as Vice President and General Counsel. She was previously employed by Houston law firms Haynes and Boone LLP, from March 1997 until September 1997, and Fulbright & Jaworski L.L.P., from August 1987 until March 1997. Prior to that, Ms. Bowman was employed with Daniel Industries, Inc. from 1981 to 1987 as Internal Audit and Export Control Manager.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's directors, executive officers and 10 percent stockholders report to the SEC certain transactions involving Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company and representations received from persons subject to such reporting requirements, all filings were timely during the fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid for services rendered during the fiscal years ended December 31, 1998 and 1997, the three-month transition period from October 1, 1996 through December 31, 1996 resulting from the Company's change in fiscal year (designated as "1996T"), and for the fiscal year ended September 30, 1996, to the Company's Chief Executive Officer and four other most highly compensated executive officers, including its former President and Chief Operating Officer and the President of its Daniel Valve Division:

                           SUMMARY COMPENSATION TABLE


                                           ANNUAL COMPENSATION (1)               LONG TERM COMPENSATION AWARDS
                                           ------------------------      ----------------------------------------------
                                                                                            SECURITIES      ALL OTHER
                                                                         RESTRICTED STOCK   UNDERLYING      COMPENSA-
Name and Principal Position      YEAR      SALARY ($)     BONUS ($)      AWARDS ($) (2)     OPTIONS (#)    TION ($) (3)
---------------------------      ----      ----------     ---------      --------------     -----------    ------------
           (a)                   (b)          (c)            (d)              (f)               (g)             (i)

Ronald C. Lassiter, Chairman     1998       250,000        157,500                --               --         8,305
   Of the Board and Chief        1997       242,730(4)     141,369                --          250,000           625
   Executive Officer             1996T           --             --                --               --            --
                                 1996       100,000(5)          --                --               --            --

Alex Newton, former President    1998       200,000(6)      75,600                --               --         4,266
   And Chief Operating Officer   1997       103,227         75,000           706,250          200,000            --

W. Todd Bratton, Executive       1998       183,211         37,694                --               --         6,923
    Vice President and President 1997       170,592         73,546                --           40,000         1,062
    Daniel Measurement and       1996T       13,670(7)          --                --               --            --
    Control Division

James M. Tidwell, Executive      1998       180,083         45,612                --            50,000        6,619
   Vice President and Chief      1997       169,942         71,857                --            40,000        2,359
   Financial Officer             1996T       42,086             --                --                --           --
                                 1996        20,096         12,500            38,625(8)         30,000           --

Kenton Chickering III,           1998       151,228         66,502                --                --        6,883
   President Daniel Valve
   Division(9)

-------------

(1) The value of perquisites and other benefits for any named officer did not exceed the lesser of $50,000 or 10 percent of that officer's total reported annual salary and bonus.

(2) As of December 31, 1998, Messrs. Newton, Tidwell and Chickering held 40,000, 1,308 and 642 shares of Common Stock, respectively, subject to restriction, having a value of $485,000, $15,860 and $7,784, respectively.

(3) For 1998, represents the Company's matching contribution to the 401(k) portion of the Company's profit sharing and savings plan (the "Plan") that was allocated to each employee's account. For 1997, 1996T and 1996, represents the vested amount of the Company's contribution to the Plan (including the Company's matching contribution under the 401(k) portion of the Plan) that was allocated to each employee's account.

(4) Effective January 24, 1997, Mr. Lassiter became Acting President and Chief Executive Officer of the Company and was paid a consulting fee of $20,833 per month for such services. When Alex Newton was elected President of the Company effective July 1, 1997, Mr. Lassiter was elected Chief Executive Officer and was awarded an annual salary of $250,000. The 1997 salary amount in the Summary Compensation Table includes amounts paid to Mr. Lassiter in 1997 as consulting fees.

(5) Effective March 6, 1996, the Company entered into an agreement with Mr. Lassiter pursuant to which he agreed to serve as Chairman of the Board for $100,000, which was to be paid in shares of the Company's Common Stock valued as of the beginning of the period (or 6,558 shares), the issuance of which was deferred until March 6, 2001.

(6) Mr. Newton resigned as President and Chief Operating Officer effective January 29, 1999.

(7) Does not include compensation paid to Mr. Bratton by Bettis Corporation prior to December 12, 1996, the date Bettis was acquired by Daniel and Mr. Bratton became an executive officer of the Company.

(8) Includes an award valued at $12,500 granted in December 1996 in lieu of a portion of the cash bonuses earned in fiscal 1996.

(9) Although Mr. Chickering was president of Daniel Valve Division prior to 1998, the Company believes that, prior to 1998, he did not participate in policy-making functions.

OPTION GRANTS

         The following table sets forth certain information regarding stock options granted during fiscal 1998 to the persons named in the Summary Compensation Table.

                          OPTION GRANTS IN FISCAL 1998

                                                                                              POTENTIAL REALIZABLE VALUE
                                  NUMBER OF       % OF TOTAL                                   AT ASSUMED ANNUAL RATES
                                 SECURITIES         OPTIONS                                    OF STOCK PRICE APPRECIA-
                                 UNDERLYING       GRANTED TO      EXERCISE OR                   TION FOR OPTION TERMS
                               OPTIONS GRANTED   EMPLOYEES IN    BASE PRICE PER   EXPIRATION    ----------------------
            NAME                     (#)             1998       SHARE ($/SHARE)      DATE        5% ($)       10% ($)
            ----                   ------            ----       ---------------     -------     -------      ---------

Ronald C. Lassiter..........           --              --               --               --          --             --
Alex Newton.................           --              --               --               --          --             --
W. Todd Bratton.............           --              --               --               --          --             --
James M. Tidwell............       50,000            39.4            16.66          1/14/08     523,751      1,327,288
Kenton Chickering III.......           --              --               --               --          --             --

OPTION EXERCISES

         The following table sets forth the aggregate option exercises during the fiscal year ended December 31, 1998, and the value of outstanding options at the end of that year held by the persons named in the Summary Compensation Table.

AGGREGATE OPTION EXERCISES IN FISCAL 1998 AND OPTION VALUES AT DECEMBER 31, 1998

                                                            NUMBER OF SECURITIES
                                                            UNDERLYING OPTIONS              VALUE OF UNEXERCISED
                              SHARES                     UNEXERCISED AT YEAR END(#)  IN-THE-MONEY OPTIONS AT YEAR END ($)
                            ACQUIRED ON      VALUE       -------------------------       -------------------------
          NAME             EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
          ----             ------------   ------------   -------------------------       -------------------------

Ronald C. Lassiter ......       --            --               93,333/171,667                       0/0
Alex Newton .............       --            --               40,000/160,000                       0/0
W. Todd Bratton .........       --            --              137,453/47,547                 $583,927/$59,612
James M. Tidwell ........       --            --               33,333/86,667                        0/0
Kenton Chickering III....       --            --               72,500/0                             0/0

COMPENSATION OF DIRECTORS

         Directors who are also employees of the Company do not receive fees for attending meetings of the Board. Each non-employee director of the Company receives fees of (i) $1,000 for each meeting of the Board and for each committee meeting thereof that he attends, subject to a maximum daily fee of $1,000, and (ii) an annual retainer of $15,000. The chairman of any committee of the Board receives an additional annual retainer of $2,500.

         Pursuant to the Company's 1997 Non-Employee Director Stock Option Plan, on January 1, 1998 and January 1, 1999, each non-employee director serving on such date received an option to purchase 5,000 shares of Common Stock. The options are fully exercisable on the date of grant. The exercise price is the average of the high and low sale prices of the Common Stock on the date of the grant. Under the Company's 1995 Non-Employee Directors' Stock Option Plan, Dr. Michael Carroll received an option for 15,000 shares on January 14, 1998, the date of his election to the Board. That option vests with respect to one third of the shares covered thereby on each of the first three anniversaries of the date of grant.

REPORT OF THE COMPENSATION COMMITTEE WITH RESPECT TO COMPENSATION OF EXECUTIVE OFFICERS

         The Compensation Committee of the Board of Directors (the "Committee"), which is composed of three independent outside directors, is responsible for advising the Board concerning the compensation and benefits of the executive officers of the Company.

Compensation Philosophy and Overall Objectives

         The Company's compensation program is designed to attract, motivate and retain management talent required to achieve corporate objectives and increase stockholder value. It is also designed to align executive remuneration levels both with the interests of stockholders and with overall Company performance. The Company's executive compensation program includes a combination of base salaries and annual and long-term incentives in the form of cash bonuses, stock awards and stock options, which are linked to the financial and stock performance of the Company.

         The compensation programs are generally administered by or under the direction of the Committee and are reviewed annually to ensure that remuneration levels and benefits are competitive and reasonable in light of the overall performance of the Company. The compensation of all executive officers, including the Chief Executive Officer, is approved by the full Board of Directors following recommendations by the Committee.

         The Committee determines competitive levels of compensation for executive positions based on information obtained from published and private compensation surveys, as well as proxy statements, for companies in the Company's industry with annual revenues comparable to Daniel's. Although some of the same companies may be included in the S&P Oil Composite reflected in the Company's performance graph included elsewhere in this Annual Report on Form 10-K, the two groups are not identical. Variable incentives, both annual and longer term, are important components of the Company's executive compensation program and are used to link pay and performance results.

Compensation Program Components

         Base Salary. The base salary program targets the average or median of the compensation comparison group. Salary adjustments are based on the individual's experience, background and performance during the prior year. The Committee's review and analysis of these matters are subjective, and no specific weight is given to any single factor. Overall, the base salaries of the corporate officers and division presidents during 1998 approximated both the market mean and median. Given the long term incentives, in the form of stock options and restricted stock, held by Ronald C. Lassiter, the Company's Chairman of the Board and Chief Executive Officer, and Alex Newton, the Company's President and Chief Operating Officer, at the suggestion of Mr. Lassiter, no changes were made in the base salaries of these individuals for 1998. The salaries of the other executive officers generally increased between
3.8 percent and 6.5 percent over 1997 levels.

         Annual Performance Incentives. In 1998, annual incentive compensation was provided to the Company's executive officers and other key executives in the form of cash bonuses based on overall Company operating income and, in the case of non-corporate officers, on the individual's operating unit's operating income. The Chief Executive Officer was eligible to receive a target bonus equal to 100 percent of his salary, with the other named executive officers being eligible for target bonuses of between 40 percent and 60 percent of their respective salaries. For the fiscal year ended December 31, 1998, the Company attained 86% of its operating income objective, which resulted in the corporate executive officers generally earning 63% of their targeted bonuses. As presidents of the Company's operating divisions, the bonuses for Messrs. Bratton and Chickering are more heavily weighted toward operating performance of their respective divisions. Total cash bonuses approved for the executive officers named in the Summary Compensation Table were $382,908, including $157,500 paid to the Chief Executive Officer.

         Long Term Compensation. Longer term incentives, in the form of stock options and restricted stock awards, are designed to directly link a significant portion of the executive's compensation to the enhancement of stockholder value. In addition, they encourage management to focus on the longer term development and prosperity of the Company, in addition to annual operating profits. Restricted stock grants under the Company's Stock Award

Plan are designed to increase the actual share ownership position of key executives, providing a strong emphasis on maintaining and enhancing stockholder value and retaining executives during different states of the business cycle. Accordingly, from time to time, the Committee grants to the Company's executive officers restricted stock awards and options to purchase shares of Common Stock. The number of shares granted is determined based on the level and contribution of the employee and may take into account the stock ownership and other options held by the employee. Restricted stock awards and stock options are generally subject to vesting over a number of years, and stock options generally have exercise prices equal to the market price of the Common Stock on the date of grant. During the year ended December 31, 1998, Mr. Tidwell was granted an option to acquire 50,000 shares of Common Stock, which was intended to bring him to a level more in line with his position and responsibilities with the Company.

Compensation Committee of the Board of Directors

Brian E. O'Neill
Leo E. Linbeck, Jr.
Michael M. Carroll

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee of the Board during the fiscal year ended December 31, 1998, was an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries.

         During the fiscal year ended December 31, 1998, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

PERFORMANCE GRAPH

         The following graph compares, as of each of the dates indicated, the performance of the Common Stock to the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard Poor's Oil Composite Index ("S&P Oil Composite") for the Company's last five fiscal years and for the three-month transition period ended December 31, 1996. The graph assumes that the value of the investment in the Common Stock and each index was $100 at September 30, 1993, and that all dividends were reinvested.

                                    [GRAPH]

                                   Sep-93       Sep-94       Sep-95       Sep-96       Dec-96       Dec-97       Dec-98
                                   ------       ------       ------       ------       ------       ------       ------

DANIEL INDUSTRIES, INC.            $  100       $   76       $  101       $   88       $  102       $  135       $   86
S & P 500                             100          104          135          162          175          234          301
S & P OIL COMPOSITE                   100           99          118          148          164          203          221

         The foregoing performance graph is based on historical data and is not necessarily indicative of future performance of the Common Stock. This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filings under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

EMPLOYMENT, CHANGE OF CONTROL AND OTHER AGREEMENTS

         On June 17, 1997, the Company entered into an agreement with Alex Newton ("Employment Agreement"), providing for his employment as President and Chief Operating Officer of the Company for a minimum annual compensation of $200,000, which was to be reviewed annually by the Compensation Committee of the Board for possible increases (as adjusted, "Base Salary"). In addition to the Base Salary, the Company agreed to pay Mr. Newton a cash bonus of at least $75,000 on January 4, 1998, and, in the sole discretion of the Compensation Committee, an annual performance bonus thereafter of between 12.5 percent and 100 percent of his Base Salary. The term of the Employment Agreement would terminate in the event of Mr. Newton's death, his disability, his resignation without "Good Reason" (as defined below) or his termination of employment for "Cause" (as defined below). If the Employment Agreement was terminated prior to June 17, 1999, by reason of the death or disability of Mr. Newton, he or his estate would be entitled to receive a pro rata amount of the performance bonus, if any, that he would have received for the year of termination. If, prior to June 17, 1999,

Mr. Newton terminated his employment for Good Reason or was terminated by the Company for other than Cause, the Company would pay him a lump sum amount equal to the greater of the Base Salary that would have been paid through the remainder of the term had such termination not occurred, or a full year of Base Salary. If, on or after June 17, 1999, Mr. Newton terminated his employment for Good Reason or was terminated by the Company for other than Cause, the Company agreed to pay him a lump sum amount equal to the greater of a full year of Mr. Newton's (i) Base Salary as in effect at June 17, 1999, or (ii) salary, exclusive of any bonuses, in effect at the time of his severance of employment.

         In connection with his employment, Mr. Newton was also granted an award of 50,000 shares of restricted Common Stock, which were to vest at a rate of 20 percent per year over a five-year period. The shares were subject to immediate vesting upon the termination of Mr. Newton's employment relationship by reason of his death or disability, his resignation for Good Reason or his termination of employment for other than Cause.

         In connection with his resignation on January 29, 1999 and agreement to provide reasonable assistance to the Company with respect to unfinished business, the Company and Mr. Newton entered into an agreement whereby the Company would, among other things, pay Mr. Newton a lump sum of $200,000 and would remove the restrictions with respect to 40,000 shares of restricted stock and on options to acquire 160,000 shares of Common Stock.

         The Company entered into severance agreements with James M. Tidwell (in connection with his employment with Daniel) and with W. Todd Bratton, which provide for the payment of one year's net salary if they are terminated for any reason other than criminal misconduct.

         The Company has entered into Change of Control Agreements with Ronald
C. Lassiter and each of the other executive officers named in the Summary Compensation Table. The terms of Mr. Lassiter's and Mr. Newton's Change of Control Agreements are their respective periods of employment with the Company. (Mr. Newton's Change of Control Agreement terminated on January 29, 1999.) The other Change of Control Agreements are for a term equal to the later of (i) three years from February 6, 1997, August 23, 1996 and March 25, 1995 for Messrs. Bratton, Tidwell and Chickering, respectively, or (ii) the last Change in Control (hereinafter defined) of the Company, and are automatically renewable for successive one-year terms if notice of termination is not given by the Company. The Change of Control Agreement for each of Messrs. Bratton, Tidwell and Chickering is subject to earlier termination upon (i) the employee's death, disability or retirement or (ii) termination by the employee or the Company of the employee's employment by the Company. Under each Change of Control Agreement, a "change in control" of the Company shall have occurred if (i) a report on Schedule 13D shall be filed with the SEC disclosing that any person (or group of persons acting in concert), other than the Company, one of its subsidiaries or any employee benefit plan of the Company, is the beneficial owner of 20 percent of the outstanding securities of the Company entitled to vote for directors ("Voting Stock"); (ii) any person (or group of persons acting in concert), other than the Company, one of its subsidiaries or any employee benefit plan of the Company, shall purchase securities pursuant to a tender offer or exchange offer to acquire any Voting Stock and, immediately thereafter, is the beneficial owner of 20 percent of the Voting Stock; (iii) the stockholders of the Company shall approve (w) a merger or consolidation of the Company with any other person, (x) any sale or other transfer of all or substantially all the assets of the Company, (y) the dissolution of the Company, or (z) a transaction immediately after the consummation of which any person (or group of persons acting in concert) would be the beneficial owner of 50 percent of the outstanding Voting Stock; or (iv) during any 12-month period, individuals who at the beginning of that period constituted the Board of Directors cease to constitute a majority of the Board.

         Under the Change of Control Agreements, in the event the employee terminates his employment as a result of an event of termination for Good Reason or is terminated by the Company other than as a result of an event of termination for Cause, in each case following a Change in Control, the Company would pay (i) Mr. Lassiter a cash lump sum payment equal to three times the sum of (A) the amount of his annualized base salary for the year of termination (prior to any reduction that constituted an event of termination for Good Reason), and (B) the amount of any cash bonus paid or payable to Mr. Lassiter for services rendered in the prior fiscal year, and (ii) in the case of Messrs. Tidwell, Bratton or Chickering, a cash lump sum payment equal to two and one-half times the sum of (A) the amount of base salary the employee would have been paid during the fiscal year of termination, (B) the amount of any cash bonus paid or payable to the employee for services rendered in the prior fiscal year, and (C) the amount of any income that (1) is includable in the employee's gross income for tax purposes or (2) is attributable to the exercise of options exercised by the employee within the one-year period prior to the termination date. Each agreement also obligates the Company to maintain in effect, during the three-year period following termination (or such earlier date that the employee becomes a full-time employee of another person), other benefit plans (including life insurance, medical and disability) for the benefit of such employee or to provide substantially similar benefits. In the case of Messrs. Tidwell, Bratton and Chickering, if all or any part of a payment under a Change of Control Agreement would not be deductible for federal income tax purposes by the Company or one of its tax affiliates, the amount would be reduced such that no portion of any change of control payment to such employee (whether under the Change of Control Agreement or otherwise) is not deductible by the Company or one of its tax affiliates.

         Each Change of Control Agreement provides generally that an event of termination for Good Reason shall have occurred if the Company shall (i) assign the employee duties inconsistent with his position in effect immediately prior to the first Change in Control of the Company; (ii) remove or fail to re-elect or re-appoint the employee to any position with the Company held immediately prior to the first Change in Control; (iii) take any other action that results in a material diminution in such position, authority, duties or responsibilities; (iv) reduce the employee's annual base salary as in effect immediately prior to the first Change in Control of the Company or as may be increased thereafter; (v) relocate the employee's principal office outside of Houston, Texas; (vi) fail to continue his participation, on substantially the same basis, in any benefit plan in which the employee participated prior to the first Change in Control, unless an equitable arrangement shall have been made;
(vii) materially reduce any other benefits that were provided to the employee by the Company prior to the first Change in Control, including any material fringe benefits, or (viii) reduce the employee's number of paid vacation days. An event of termination for Cause shall have occurred if the employee willfully and continuously fails to substantially perform his or her duties or willfully engages in conduct known to be materially injurious to the Company.

         The Company has entered into Change of Control Agreements, similar to those of Messrs. Bratton, Tidwell and Chickering, with the other current executive officers, as well as certain of the Company's operating officers and key employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information with respect to each person who at April 15, 1999, was known by the Company to be the beneficial owner at that date of more than five percent of the outstanding shares of Common Stock. Except as otherwise set forth, such persons have sole voting and sole investment power with respect to the shares beneficially owned by them.

                                                                           NUMBER OF SHARES      PERCENT OF
                   NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED (1)     CLASS
                   ------------------------------------                 ----------------------     -----


        Shapiro Capital Management Company, Inc...................            2,548,275 (2)        14.4%
        Samuel R. Shapiro
        3060 Peachtree Road, N.W.
        Suite 1555
        Atlanta, Georgia  30305

        David L. Babson and Company Incorporated .................            1,955,288 (3)        11.0%
        One Memorial Drive
        Cambridge, Massachusetts  02142-1300

        FMR Corp. ................................................            1,702,600 (4)         9.6%
        Edward C. Johnson III
        Abigail P. Johnson
        82 Devonshire Street
        Boston, Massachusetts  02109

        W.A. Griffin .............................................            1,545,067 (5)         8.7%
        9753 Pine Lake Drive
        Houston, Texas  77055

-------------------------------

(1) Information with respect to beneficial ownership is based upon information furnished by the stockholder or contained in filings made with the Securities and Exchange Commission ("SEC").

(2) Based on a Schedule 13G filed with the SEC on June 10, 1998 and information received directly from Shapiro Capital Management Company, Inc. ("Shapiro"), Shapiro, in its capacity as investment advisor, has sole voting and dispositive power with respect to 2,548,275 shares of Common Stock that are owned by numerous investment counseling clients. Samuel R. Shapiro is the president, a director and majority shareholder of Shapiro and may, therefore, be deemed to have beneficial ownership of such securities.

(3) Based on a Schedule 13G filed with the SEC on January 19, 1999, David L. Babson and Company Incorporated, in its capacity as investment advisor, has sole voting and dispositive power with respect to 1,955,288 shares of Common Stock that are owned by numerous investment counseling clients.

(4) Based on a Schedule 13G filed with the SEC on February 12, 1999, certain subsidiaries of FMR Corp. act as investment advisors or managers and, as such, have sole voting power with respect to 920,700 shares of Common Stock and sole dispositive power with respect to 1,702,600 shares of Common Stock held in certain Fidelity funds. Edward C. Johnson III is the Chairman of FMR Corp., Abigail P. Johnson is a director, and members of the Johnson family and their family trusts own significant amounts of FMR Corp. stock; accordingly, Edward and Abigail Johnson are each deemed to be beneficial owners, with no voting power but sole dispositive power, with respect to the 1,702,600 shares over which subsidiaries of FMR Corp. act as investment advisor or manager.

(5) At April 15, 1999, W. A. Griffin, Chairman Emeritus of the Board, owned 1,515,067 shares of Common Stock. Mr. Griffin is also considered to be the beneficial owner of 534,275 shares of Common Stock held in his capacity as trustee of a trust in which he has a vested beneficial interest. Mr. Griffin also is considered to be the beneficial owner of 30,000 shares of Common Stock that may be acquired within 60 days of April 15, 1999, through the exercise of outstanding options.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of April 15, 1999 (except as otherwise noted), the shares of Common Stock beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company listed in the Summary Compensation Table set forth above and (iii) all officers (including Division presidents) and directors of the Company as a group. Except as otherwise set forth, such persons have sole voting power and sole dispositive power with respect to the shares beneficially owned by them.

                                                                             NUMBER OF SHARES   PERCENT OF
                                     NAME                                   BENEFICIALLY OWNED    CLASS
                                     ----                                   ------------------    -----

         Ronald C. Lassiter ..........................................          109,812  (1)         *
         W. A. Griffin ...............................................        1,545,067  (2)       8.7%
         Thomas J. Keefe .............................................           34,956  (3)         *
         Michael M. Carroll ..........................................           10,000  (4)         *
         Brian E. O'Neill ............................................           40,000  (4)         *
         Ralph F. Cox ................................................           35,000  (5)         *
         Leo E. Linbeck, Jr. .........................................           30,000  (4)         *
         Nathan M. Avery .............................................          222,150  (3)       1.3%
         Gibson Gayle, Jr. ...........................................           40,000  (5)         *
         Alex Newton .................................................           50,000  (6)         *
         W. Todd Bratton .............................................          151,782  (7)         *
         James M. Tidwell ............................................           57,698  (8)         *
         Kenton Chickering, III.......................................           79,883  (9)         *
         All current officers and directors as a group
            (20 persons) .............................................        2,617,820 (10)      14.1%

--------------------------
 *     Less than 1%.

(1) Includes 98,333 shares of Common Stock that may be acquired within 60 days of April 15, 1999, through the exercise of outstanding options, and 1,179 shares that are attributable to Mr. Lassiter through his participation in the Company's profit sharing and savings plan.

(2) For further information concerning the shares of Common Stock beneficially owned by Mr. Griffin, see Note (5) to the table under "Principal Stockholders."

(3) Includes 33,700 shares of Common Stock that may be acquired within 60 days of April 15, 1999, through the exercise of outstanding options.

(4) Represents shares of Common Stock that may be acquired within 60 days of April 15, 1999, through the exercise of outstanding options.

(5) Includes 30,000 shares of Common Stock that may be acquired within 60 days of April 15, 1999, through the exercise of outstanding stock options.

(6)    At January 29, 1999, Mr. Newton owned 50,000 shares of Common Stock.

(7) Includes 147,893 shares of Common Stock that may be acquired within 60 days of April 15, 1999, through the exercise of outstanding options, and 639 shares that are attributable to Mr. Bratton through his participation in the Company's profit sharing and savings plan with respect to which he has sole voting power.

(8) Includes 1,308 shares of Common Stock granted to Mr. Tidwell pursuant to the Company's Stock Award Plan with respect to which he has sole voting and no dispositive power, 49,999 shares of Common Stock that may be acquired within 60 days of April 15, 1999, through the exercise of outstanding options, and 2,273 shares that are attributable to him through his participation in the Company's profit sharing and savings plan with respect to which he has sole voting power.

(9) Includes 642 shares of Common Stock granted to Mr. Chickering pursuant to the Company's Stock Award Plan with respect to which he has sole voting and no dispositive power, 72,500 shares of Common Stock that may be acquired within 60 days of April 15, 1999, through the exercise of outstanding options, and 3,416 shares that are attributable to him through his participation in the Company's profit sharing and savings plan with respect to which he has sole voting power.

(10) Includes 10,548 shares of Common Stock granted to such persons pursuant to the Company's Stock Award Plan with respect to which they have sole voting and no dispositive power, 828,103 shares of Common Stock that may be acquired by them within 60 days of April 15, 1999, through the exercise of outstanding options, and 19,925 shares that are attributable to them through their participation in the Company's profit sharing and savings plan with respect to which they have sole voting power (excludes shares held by Mr. Newton).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    NONE

                                   SIGNATURES

         As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                       DANIEL INDUSTRIES, INC.


Date: April 29, 1999                   By:        /s/ JAMES M. TIDWELL
                                           -------------------------------------
                                                    James M. Tidwell
                                                 Executive Vice President
                                                and Chief Financial Officer