Form 10-Q
period 1999-03-31
DANIEL INDUSTRIES INC
filed 1999-05-12
CIK 26821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    -----------

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

         On May 11, 1999, there were outstanding 19,482,588 shares of Common Stock, $1.25 par value, of the registrant.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             DANIEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share data)
                                   (Unaudited)

                                                                                March 31,    December 31,
                                                                                   1999          1998
                                                                                ---------    ------------
                                          ASSETS
  Current assets:
      Cash and cash equivalents .............................................   $  10,118    $      7,506
      Receivables, net of reserve of $1,712 and $1,756 ......................      62,339          64,867
      Costs and estimated earnings in excess of billings
             on uncompleted contracts .......................................       7,325           6,313
      Inventories ...........................................................      47,467          47,905
      Deferred taxes on income ..............................................       5,096           5,043
      Other .................................................................       4,010           2,971
                                                                                ---------    ------------
             Total current assets ...........................................     136,355         134,605
  Property, plant and equipment, net ........................................      64,872          65,592
  Intangibles and other assets ..............................................      35,233          36,227
                                                                                ---------    ------------
             Total assets ...................................................   $ 236,460    $    236,424
                                                                                =========    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable ...........................................................   $   6,668    $      5,857
    Current maturities of long-term debt ....................................       4,781           4,756
    Accounts payable ........................................................      15,718          16,046
    Accrued liabilities .....................................................      23,101          27,552
                                                                                ---------    ------------
           Total current liabilities ........................................      50,268          54,211
Long-term debt ..............................................................      33,304          30,639
Deferred taxes on income ....................................................       6,345           6,202
                                                                                ---------    ------------
           Total liabilities ................................................      89,917          91,052
                                                                                ---------    ------------

Stockholders' equity:
    Preferred stock, $1.00 par value, 1,000 shares authorized, 150 shares designated as Series A junior participating
           preferred stock, no shares issued or outstanding .................          --              --
    Common  stock, $1.25 par value, 40,000 shares authorized,
           17,719 and 17,508 shares issued ..................................      22,083          21,885
Capital in excess of par value ..............................................      99,532          96,839
Accumulated other comprehensive income (loss) ...............................      (6,233)         (4,690)
Retained earnings ...........................................................      31,161          31,338
                                                                                ---------    ------------
           Total stockholders' equity .......................................     146,543         145,372
                                                                                ---------    ------------
           Total liabilities and stockholders' equity .......................   $ 236,460    $    236,424
                                                                                =========    ============

     See accompanying Notes to Consolidated Condensed Financial Statements.

                             DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)


                                                             Quarter Ended March 31,
                                                             -----------------------
                                                              1999             1998
                                                             -------         -------
Revenues .................................................   $62,013         $67,210
                                                             -------         -------
Costs, expenses and other income:
     Cost of sales .......................................    39,134          41,553
     Selling, engineering and administrative expenses ....    20,575          18,077
     Research and development expenses ...................     1,012           1,143
     Interest and other expenses .........................       321             449
                                                             -------         -------
           Total costs, expenses and other income ........    61,042          61,222
                                                             -------         -------

Income before income tax expense .........................       971           5,988

Income tax expense .......................................       359           2,246
                                                             -------         -------

Net income ...............................................   $   612         $ 3,742
                                                             =======         =======

Basic earnings per common share ..........................   $   .03         $   .22
                                                             =======         =======
Diluted earnings per common share ........................   $   .03         $   .21
                                                             =======         =======
Cash dividends per common share ..........................   $  .045         $  .045
                                                             =======         =======
Average shares outstanding ...............................    17,530          17,331
                                                             =======         =======
Average diluted shares outstanding .......................    17,678          18,053
                                                             =======         =======

                             DANIEL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (Unaudited)

                                                             Quarter Ended March 31,
                                                             -----------------------
                                                              1999             1998
                                                             -------         -------
Net income................................................   $   612         $ 3,742
Other comprehensive income (loss):
      Foreign currency translation adjustments............    (1,543)            506
                                                             -------         -------
Comprehensive income (loss)...............................   $  (931)        $ 4,248
                                                             =======         =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                             DANIEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Condensed)
                                 (in thousands)
                                   (Unaudited)


                                                                          Quarter Ended March 31,
                                                                       ----------------------------
                                                                         1999                1998
                                                                       --------            --------
Cash flows from operating activities:
    Net income........................................................ $    612            $  3,742
       Adjustments to reconcile net income to net cash used
       in operating activities:
           Depreciation and amortization..............................    2,842               2,268
           Changes in operating assets and liabilities................   (3,428)             (3,009)
                                                                       --------            --------
 Net cash provided by operating activities............................       26               3,001
                                                                       --------            --------

Cash flows from investing activities:
    Capital expenditures..............................................   (2,325)             (3,277)
    Proceeds from sales of assets.....................................      107                 657
                                                                       --------            --------
Net cash used in investing activities.................................   (2,218)             (2,620)
                                                                       --------            --------

Cash flows from financing activities:
    Net borrowings (payments) under notes payable.....................      844              (1,168)
    Payments on long-term debt........................................   (5,210)                929
    Borrowings on long-term debt......................................    8,000                  --
    Cash dividends paid...............................................     (789)               (781)
    Activity under stock option plans.................................    2,891                 560
                                                                       --------            --------
Net cash provided by (used in) financing activities...................    5,736                (460)
                                                                       --------            --------

Effect of exchange rate changes on cash...............................     (932)                 59
                                                                       --------            --------

Increase(decrease) in cash and cash equivalents.......................    2,612                 (20)

Cash and cash equivalents, beginning of period........................    7,506               7,563
                                                                       --------            --------
Cash and cash equivalents, end of period.............................. $ 10,118            $  7,543
                                                                       ========            ========


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

         These condensed statements should be read in conjunction with the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior year amounts in order to conform to the current year classifications.

         The Company intends to adopt the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", in its financial statements for the year ending December 31, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value will be recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. Due to Daniel's limited use of derivative instruments, management anticipates that adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Note 2 - Earnings Per Share

         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. While diluted earnings per share is computed similarly, it also provides for the effect that securities such as common stock options, if dilutive, would have on net income and average common shares outstanding if exercised at the beginning of the year. For the three months ended March 31, 1999 and 1998, average shares outstanding were increased by 148,000 and 722,000, respectively, for stock options assumed exercised to arrive at weighted average shares outstanding for purposes of calculating diluted earnings per share. Net income remained the same in the calculation of both basic and diluted earnings per share for all periods presented.

Note 3 - Comprehensive Income

         Other comprehensive income is comprised of unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption of SFAS 130 were reported as a separate component of stockholders' equity. Total comprehensive income (loss) for the quarters ended March 31, 1999 and 1998 amounted to approximately $(.9) million and $4.2 million, respectively.

Note 4 - Inventories

                                                                           March 31,        December 31,
                                                                             1999               1998
                                                                          -----------      --------------
                                                                                     (in thousands)
Raw materials........................................................       $26,621           $25,867
Work in process......................................................        10,272            10,595
Finished goods.......................................................        17,977            18,753
                                                                            -------           -------
     Inventories before LIFO reserve.................................        54,870            55,215
Less LIFO reserve....................................................         7,403             7,310
                                                                            -------           -------
     Total inventories...............................................       $47,467           $47,905
                                                                            =======           =======

Note 5 - Debt

         Long-term debt includes the following:

                                                                           March 31,        December 31,
                                                                             1999               1998
                                                                          -----------      --------------
                                                                                     (in thousands)
Term loan from banks (unsecured) 6.52% interest payable monthly;
    principal payable in quarterly installments of
    $1,071; matures April 30, 2004..................................        $23,571           $24,643
Revolving credit facility (unsecured); interest (5.44% at
    March 31, 1999 and 6.10% at December 31, 1998)
    payable monthly; matures April 30, 2000.........................         12,000             8,000
Term loan from bank (secured); interest at Canadian prime rate
    (6.75% at March 31, 1999 and December 31, 1998); principal and
    interest payable monthly; payable through August 31, 2001.......            828               898
Miscellaneous obligations...........................................          1,686             1,854
                                                                            -------           -------

         Total obligations..........................................         38,085            35,395
Less portion due within one year....................................          4,781             4,756
                                                                            -------           -------
         Long-term debt.............................................        $33,304           $30,639
                                                                            =======           =======


         The terms of certain financing agreements contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures and various financial ratios, including debt to equity.

     At March 31, 1999, the Company had both committed and uncommitted short-term lines of credit aggregating approximately $28,300,000, which are available for short-term borrowings or issuance of letters of credit. At March 31, 1999 and December 31, 1998, borrowings under these lines were $6,700,000 and $5,900,000, respectively, with approximately $12,400,000 available for short-term borrowings at March 31, 1999. The Company had letters of credit outstanding at March 31, 1999 totaling $8,200,000 under these lines and the Company's revolving credit facility.

Note 6 - Industry Segments

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

         The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There are no material intersegment revenues. Daniel evaluates the performance of its segments based on revenues and operating profit.

                                INFORMATION ON INDUSTRY SEGMENTS
                                         (in thousands)

                                                                  Operating
                                                                   Income
                                                      Revenues     (Loss)
                                                      --------    ---------
Quarter Ended March 31, 1999
Segments:
   Measurement and control ........................   $ 34,016    $   1,596
   Valve actuators ................................     19,618        1,705
   Valves .........................................      8,379          593
                                                      --------    ---------
       Subtotal ...................................     62,013        3,894
Corporate .........................................                  (2,602)
Other income and expense ..........................                     326
Interest expense ..................................                    (647)
                                                      --------    ---------
       Total ......................................   $ 62,013    $     971
                                                      ========    =========

Quarter Ended March 31, 1998
Segments:
   Measurement and control ........................   $ 32,657    $   3,711
   Valve actuators ................................     24,019        3,074
   Valves .........................................     10,534        1,735
                                                      --------    ---------
       Subtotal ...................................     67,210        8,520
Corporate .........................................                  (2,083)
Other income and expense ..........................                     608
Interest expense ..................................                  (1,057)
                                                      --------    ---------
       Total ......................................   $ 67,210    $   5,988
                                                      ========    =========

Note 7 - Subsequent Event

         On May 11, 1999, Daniel acquired all of the outstanding stock of Hytork International plc, a designer, manufacturer and marketer of rack and pinion actuators, for 1,732,710 shares of common stock of Daniel. The acquisition will be accounted for by the purchase method and accordingly, the purchase price will be allocated to the net assets acquired based on their fair market value with any excess accounted for as goodwill and amortized over a 30-year period. The operations related to this acquisition are not material to Daniel's results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Quarter Ended March 31, 1999 vs. Quarter Ended March 31, 1998

         Revenues for the quarter ended March 31, 1999 were $62,013,000 compared to $67,210,000 for the same period in 1998. The reduction in revenues is due principally to lower sales in the valve actuation and valve segments which more than offset the additional revenues of $1,359,000 in the measurement and control segment primarily due to METCO Services, Ltd. ("METCO") which was acquired in October 1998. This decrease is attributed to a slowdown in project activity associated with lower energy prices. The Company's backlog at March 31, 1999 was $56,551,000, a decrease of 4% and 26% from the backlog balance at December 31, 1998 and March 31, 1998, respectively.

         The gross profit margin for the quarter ended March 31, 1999 decreased to 37% of revenues from 38% of revenues in the quarter ended March 31, 1998. The decreased margin is primarily attributable to the lower production levels noted above in the valve actuator and valve segments and a change in product mix at the measurement and control segment.

         Selling, engineering and administrative ("SE&A") expenses increased $2,498,000 to $20,575,000 in the current period when compared to the same quarter of last year. The increase was primarily attributable to higher selling expenses, the additional general and administrative costs associated with the new Daniel Measurement Services division and METCO, and expenses of approximately $400,000 associated with a strategic review undertaken by the Company. Research and development expenses decreased $131,000 to $1,012,000 in the current period reflecting decreased spending on electronic development projects.

         The favorable variance in interest and other expense was due primarily to the net effect of reduced interest expense resulting from lower debt outstanding and less gains on the sale of assets.

         The effective tax rate for the three months ended March 31, 1999 was 37% as compared to 37.5% for the same period in the prior year. The decrease is not considered significant.

                          Current Operating Conditions

         As mentioned above, the Company's backlog at March 31, 1999 decreased approximately 26% from the year earlier amount. The decrease in backlog is due principally to lower energy prices which have caused customers to delay or postpone various projects. As a result of this decline in business activity, the Company anticipates that it, along with others in the industry, will encounter difficult business conditions for the remainder of 1999 and expects results for the second quarter of 1999, while profitable, to be below the second quarter 1998 results of $.25 per share on a diluted basis.

                         Liquidity and Capital Resources

         The primary sources of the Company's liquidity for the three months ended March 31, 1999 were internally generated funds, long-term borrowings, and stock option activity. These funds were used primarily for capital expenditures and payment of cash dividends.

         Working capital at March 31, 1999 of $86,087,000 reflects an increase of $5,693,000 from the balance at December 31, 1998. The change is primarily due to a decrease in accounts payable and accrued liabilities. Daniel considers its financial position to be strong with a current ratio at March 31, 1999 of 2.7 to
1.0. Working capital at March 31, 1999 included $52,563,000 in inventory and deferred tax assets, which are not as liquid as other current assets.

         Capital expenditures for the quarter ended March 31, 1999 were $2,325,000. The Company continues to seek acquisitions that would build upon its expertise in the manufacture and sale of fluid measurement, flow control, actuation and analytical products and services.

         On May 11, 1999, Daniel acquired all of the outstanding stock of Hytork International plc, a designer, manufacturer and marketer of rack and pinion actuators, for 1,732,710 shares of common stock of Daniel. The acquisition will be accounted for by the purchase method and accordingly, the purchase price will be allocated to the net assets acquired based on their fair market value with any excess accounted for as goodwill and amortized over a 30-year period. The operations related to this acquisition are not material to Daniel's results of operations.

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

Internal Systems

         The review of Daniel's internal systems is proceeding toward a scheduled completion date of June 30, 1999. At the present time, no "mission critical" systems requiring significant modification or replacement have been identified, other than the management information systems discussed below. Substantially all mission critical internal systems have been reviewed and remediated.

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

         Other than the capital expended for the JD Edwards system, Daniel absorbed approximately $130,000 through the first quarter of 1999 for expenses related to the Year 2000 project. The additional cost estimated to bring the project to completion is $50,000, which will be treated as a period cost and expensed as incurred.

Vendors

         Daniel is in the process of identifying and communicating with those of its suppliers and vendors where failure by such third parties to achieve Year 2000 compliance could reasonably be expected to have a material, lasting impact on the Company. This process is scheduled to be substantially complete by June 30, 1999. Daniel is presently in the process of contacting vendors that did not previously respond to the initial compliance questionnaire.

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


ITEM 3a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISKS

         Market risk is considered immaterial.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

            27                Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DANIEL INDUSTRIES, INC.
                                              -----------------------
                                                   (Registrant)




Date:    May 12, 1999                   By:      /s/  James M. Tidwell
         ------------                      -----------------------------------
                                                 James M. Tidwell
                                                 Executive Vice President and
                                                 Chief Financial Officer


Date:    May 12, 1999                   By:      /s/  Wilfred M. Krenek
         ------------                      -----------------------------------
                                                 Wilfred M. Krenek
                                                 Vice President, Controller and
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
 27              Financial Data Schedule